Form 10KSB40
period 1999-12-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2000-03-30
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


                          MILLENIUM HOLDING GROUP, INC.
                  (Formally known as Amex Systemss Corporation)
                  ---------------------------------------------
                       (Name of Small Business Registrant)

                                     0-28431
                             ----------------------
                             Commission File Number

         Nevada                                        88-0109108
------------------------               ----------------------------------------
(State of Incorporation)               (I.R.S. Employer Identification Number.)


                       3800 Old Cheney Road Suite 101-222
                                Lincoln, NE 68516
        (Former Address 6030 Village Drive, Suite 200 Lincoln, NE 68516)
        ----------------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)

                                 (402) 434 5690
                         ------------------------------
                         (Registrants Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.05 par value
                                (Title of Class)

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The registrant's revenues for its most recent fiscal year were $ 0

     Number of shares outstanding of each of the registrant's classes of common equity, (par value $.05) as of March 20, 2000 is 11,366,525. The closing price of the shares on March 20, 2000 was $4.20. The market value of the Common Shares held by non-affiliates was $7,309,638.

     Transitional Small Business Disclosure Format: [ ] Yes [X] No

     The following documents are herein incorporated by reference: (1) Form 10SB12G filed on December 9, 1999 (file No. 000-28431), is incorporated in Part III 13(a). (2) An 8-K filed on February 18, 2000 disclosing the fact that the Company acquired certain proprietary products from Mr. Richard Ham the President and beneficial owner of the controlling shareholder of the Company. The Company agreed to issue 1,468,436 shares of Restricted common shares at a value of $.50 per share, which equals the amount, expended by Mr. Ham. The shares of the Company were not trading at the time of the acquisition. The Company also disclosed the execution of a Letter of Intent wherein the Company agreed to purchase with stock and cash the Stanford Life Insurance Company. An 8-K filed on March 7, 2000 disclosing the fact that there was a change of control of the Company based upon the acquisition of the assets from Mr. Ham. The 8 K also disclosed the fact that the Board of Directors had approved a 5 for 1 forward stock split. An 8-K filed on March 16, 2000 disclosing the fact that the NASD had assigned a new CUSIP number to the Company because of the forward stock split. The registrant filed an 8 K on March 17, 2000 announcing the assignment of a new trading symbol (MNHG). The information found in this paragraph (2) is incorporated in Part III 13(b). The original controlling shareholder and subsequent controlling shareholder filed Schedules 13 D and 13 G which are incorporated by reference.

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I

     ITEM 1. DESCRIPTION OF BUSINESS .....................................   2
              BUSINESS DEVELOPMENT .......................................   2
              BUSINESS ...................................................   2
              PATENTS ....................................................   3

     ITEM 2. DESCRIPTION OF PROPERTY .....................................   3
     ITEM 3. LEGAL PROCEEDINGS ...........................................   3
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........   3

PART II

     ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS .........................................   3
     ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION ...............   4
     ITEM 7. FINANCIAL STATEMENTS ........................................   5
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL MATTERS ............................   5

PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...........   5
     ITEM 10 EXECUTIVE COMPENSATION ......................................   6
     ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT ..................................................   6
     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............   7
     ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K ............................   7

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     The Company was originally known as Amex Corporation and most recently as Amex Systems Corporation (MILH formally AMXC). It was incorporated in the State of Nevada on December 22, 1969. The Company completed two acquisitions in the early 1970's, which did not result in significant revenues. It was a development stage company.

     In 1994, the Company merged with EnergeCo a Limited Liability Company which held oil and gas leases in southwestern Oklahoma. This merger precipitated a 20 to 1 reverse stock split and 21,435,043 shares of stock were issued in connection with this transaction. The Company became inactive in 1995; however, it maintained its standing as a Nevada corporation.

     On March 26, 1999, Amex Systems Corporation and U.S. Home Mortgage, Inc. (a Pennsylvania Corporation) entered into a letter of intent. Subsequently, a definitive Stock Exchange Agreement was executed between the companies becoming effected on May 28, 1999 subject to the respective companies' shareholder approval. On June 3, 1999 the shareholders approved, (a) an amendment to the articles of incorporation changing the name of the Company from Amex Systems Corporation to Millenium Holding Group, Inc., (b) a reverse stock split of 1 new share for each 31.46 old shares of Amex Systems Corporation, and (c) the acquisition of all the issued and outstanding shares of U.S. Home Mortgage for 8,062,289 post rollback restricted shares of Amex Systems Corporation. The shareholders appointed a new board of directors for Millenium Holding Group, Inc. The appropriate resolutions were perfected on June 3, 1999. The restricted shares were issued; however, because of numerous difficulties the transaction was not completed. The 8,062,289 shares were cancelled because of inadequate consideration. The new Board of Directors, other than Mr. Ham, resigned and Carla Aufdenkamp was appointed to fill one of the vacancies. Ms. Aufdenkamp is married to Mr. Ham.

     Neither the Company nor its predecessor has been involved in a bankruptcy, receivership or similar proceeding.

BUSINESS

     Millenium Holding Group, Inc. (OTC BB:MNHG) is a publicly traded and fully reporting financial services Company in early stage development. The passage of the Financial Modernization Act (Gramm-Leach-Bliley Act) will radically overhaul the nation's banking, insurance and securities markets. The Act allows one Company to possess all three disciplines. Millenium Holding intends to, and is actively pursuing the creation of an Internet National Bank and an Internet Insurance Company. It is also exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market.

     The Company has entered into a Letter of Intent to acquire, with stock and cash, a life insurance company. The due diligence process has started and the Company feels the transaction should be concluded within 60 days.

     The Company is also forming an Internet bank and is preparing an application to be filed with the Office of the Comptroller of the Currency (OCC) to charter a national bank. The Company has also entered into a Letter of Intent to acquire the Stanford Life Insurance Company. The Company will be headquartered in Lincoln, Nebraska and will not, at least initially, have traditional banking offices. The bank will offer products and services through the use of the Internet. The Company will also file an application with the Federal Deposit Insurance Corporation (FDIC) for deposit insurance and will become a member of the Federal Reserve Systems. The Internet insurance company will commence operation as soon as possible after the transaction is closed.

     The Company will offer checking and savings accounts and electronic bill paying services. The customers will make deposits through direct deposit, wire transfers or mail. The Company plans on the customers using ATM/debit cards and existing ATM networks. The customers will also be able to transfer funds between accounts, check their balances, determine which checks have cleared and pay bills through the utilization of their P C.

     Government regulations through licensing have a significant effect on the Company as to its continuing business.

     There have been no funds spent on research and development by the Company during the past two fiscal years. Furthermore, in that the Company is strictly service orientated, there have been no costs associated with environmental compliance.

     At this time, there are two (2) full-time Company employees.

     The Company will send an annual report to its security holders, which shall contain an audited statement. The Company's security holders will be advised that the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding Companies that file electronically with the SEC at http://www.sec.gov.

PATENTS

     The Company does not own, nor has it applied for any Patents.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's office is located at 3800 Old Cheney Road Suite 101 222 Lincoln, NE 68516 and the telephone number is (402) 434 5690. The Company leases space in the building where the operation of the Company is housed. The premises and contents are fully insured.

     At this time, the Company has no policy in terms of investment in real estate nor does it have any investment in real estate. The Company has no immediate plans to invest in real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     The Company's common equity is traded on the Over the Counter Bulletin Board. The Company has been unable to determine the quarterly high and low sales price for the past two years. The Company believes the low price in 1998 was $.33 and the high was $.5. In 1999, the Company believes the low price was $.05, the high $23.59 and the current price is $4.21. The only quotes the Company has been able to determine in the year 2000 were $21.00 immediately prior to the forward split and $4.20 immediately thereafter. There has been no volume of trading.

     (b) There are approximately 947 holders of the common equity of the Company.

     (c) There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company's revenues, earnings and financial condition.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

     Millenium Holding Group, Inc. (OTC BB:MNHG) is a publicly traded and fully reporting financial services Company in early stage development. The passage of the Financial Modernization Act (Gramm-Leach-Bliley Act) will radically overhaul the nation's banking, insurance and securities markets. The Act allows one Company to possess all three disciplines. The Company has entered into a Letter of Intent to acquire the Stanford Life Insurance Company, which it anticipates closing within sixty (60) days. The officers and directors of the Company have years of experience in the insurance industry. The Company is also actively pursuing the creation of an Internet National Bank and exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market.

     In order to receive a charter to operate an Internet National Bank, the Company will follow the requirements as set by the Office of the Comptroller of the Currency (OCC). The organizers understand the national banking laws, regulations and sound banking operations and practices. The Board of Directors of the Company has years of experience in the financial management field and has begun recruiting competent management with the ability and experience to successfully operate a bank of this type in a safe and sound manner.

     The satisfaction of the Company's cash requirements in the near future will be met in by the principal shareholders, Richard Ham and Ham Consulting Company. The principal shareholders have no expectations of reimbursement of the funds advanced other than the possibility of restricted stock payment in lieu of cash. It has no way of determining whether there will be any type of reimbursement in the future.

     The cost associated with the acquisition and leasing of the software developed by Banking Software Co. and the integration technology created by IBM as well as the hiring of the numerous employees necessary to launch the Internet Bank will indubitable precipitate either a public offering or the existing shareholders will re-invest on a private basis. The Company will raise at least five million dollars ($5,000,000), net of all fees and organizational costs.

     Mr. Ham has sold to the Company certain proprietary insurance products for restricted shares of the Company's stock. This information is set forth in a certain 8 K filed on February 18, 2000, which is incorporated by reference.

     The software required for the Internet bank is in control of the majority shareholder and will be leased to the Company by the principal shareholder. It is state of the art and can service up to a fourteen billion-dollar bank. The Systems will provide an automation Systems with multi-currency and multi-lingual abilities. The core Systems is stable and secure with an adaptable foundation that allows the Company to continue to focus its resources and attention on delivering products and services to its customers. The software, which can be adapted to the insurance business, will be the center of the Company's business, consists of the following five components:


     1.   The Customer Information Component tracks data on all customers.
     2. The Deposit Accounting component processes all deposit products, ranging from checking, Money Market, savings, passbook and club accounts to certificate of deposit, time deposit open accounts, OIDs and IRAs.
     3. The Loan Accounting component processes personal, credit line, business and real estate loans.
     4. The Transaction Processing component is the manager and dispatcher of monetary transactions.
     5. The Executive Information component houses the general ledger and is the source of financial management information.

     This very unique software will allow the Company to expand into the now authorized banking field of insurance. The Company is now ready to embark on said expansion and has the software in place to do so.

     There is no other plan to develop new products within the next 12-month period.

     The Company is also intending to become a member of the Society for Worldwide Interbank Financial Telecommunication (S.W.I.F.T.). It is the Company's belief that membership in this organization will provide the bank international access and credibility. The core banking Systems will be interfaced with S.W.I.F.T. so that transactions will automatically be recorded throughout the appropriate components of the automated Systems. This organization provides low-cost competitive financial processing and communication services of the highest quality, integrity and reliability.

     The Company does not believe that it will encounter internal year 2000 problems in that the software is year 2000 compliant.

     The Company will hire knowledgeable professionals for its customer interface to offer personalized attention and service to the individual. It will also hire a Chief Technology Officer and add other individuals who will bring valuable experience to better service the Company's banking and insurance customers.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statement of the Company are filed as a part of this Annual Report. See index to the financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

     There have been no changes of Accountants or disagreements with the registrants Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company has two officers and two directors.

         Name                  Age     Position and Offices Held
         ----                  ---     -------------------------
         Richard L. Ham        46      President Treasurer and
                                       Member of the Board of Directors

         Carla Aufdenkamp      37      Vice President, Secretary and Member
                                       of the Board of Directors

     There are no agreements that a director will resign at the request of another person and the above named Directors are not acting on behalf of nor will act on behalf of another person.

     The following is a brief summary of the Directors and Officers including their business experiences for the past five years.

     Richard L. Ham has twenty-three years experience in the financial planning and insurance industry. For the past fifteen of those twenty-three years, he has been involved in project management and business consulting. Five of those fifteen years has been as the president of the Company formerly known as Amex Systemss Corporation. Mr. Ham is also a licensed health and life insurance consultant. He has served as one of the first qualified continuing education instructors for the states of Nebraska and Iowa. Mr. Ham has conducted seminars throughout the Midwest for agents, agencies and other organizations on product knowledge, estate planning, motivation and promotion.

     Mr. Ham attended the University of Nebraska and the University of Phoenix majoring in management. He is a member of the Project Management Institute
(PMI),  the Academy of Management (AM) and the American  Management  Association
(AMA). Mr. Ham has also been associated with the Institute of Certified Financial Planners, the National Association of Life Underwriters and the American Association of Financial Professionals.

     Carla Aufdenkamp has over eighteen years experience in all phases of financial and insurance administration. She is very knowledgeable in office management, computer Systems, organization, accounting and auditing. Ms. Aufdenkamp has worked with Ham Consulting for the past five years as its administrator and recently moved over to the Company. Ms. Aufdenkamp is married to Mr. Ham.

     None of the Directors, Officers have been convicted or are subject to a pending criminal proceeding, nor have they been subjected to any type of order barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities. Furthermore, none of the Directors and Officers have been found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Officers, Directors and those beneficially owning more than 10% of small business Company's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the Company.

     Based upon a review of these reports the Company has concluded that a Form 4 was filed, even though the shares of stock had not been received by the shareholder as of the date of filing, by those required to file said report covering the change of beneficial ownership of securities. It is also clear that a schedules 13D and 13 G were filed.

ITEM 10. EXECUTIVE COMPENSATION

     The President of the Company has been accruing a monthly salary of $4,500.00 and the Secretary accrues $3,000.00 monthly. The salaries have been accruing since December 15, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the Common Stock ownership of each person and/or group known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment with respect to the shares of Common Stock shown, and all ownership is of record and beneficial. The only class of stock issued is Common.

      Name and Address                   Amount of Beneficial     Percentage of
      of Beneficial Owner                     Ownership               Class
      -------------------                     ---------               -----
      Ham Consulting Company. (*)             2,283,955               20.1%
      3800 Old Cheney Road Ste 101-222
      Lincoln, NE 68516

      Richard L. Ham
      3800 Old Cheney Road Ste 101-222        7,342,180               64.6%
      Lincoln, NE 68516

      All Executive Officers and
      Directors as a Group (2)                9,626,135               84.7%

----------
(*) Mr. Ham and his wife own 80% of Ham Consulting Co. and the balance is owned by Reginald L. Chamorre who resides in Belgium and is not involved with the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The software to be used in the operation of the Company will be leased from AmBel International of which the officers and directors of the Company are majority shareholders.

     There are no parents of this small business Company.

     There are and have been no transactions with promoters.

     There were no material underwriting discounts and commissions upon the sale of securities by the Company where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

     There were no transactions involving the purchase or sale of assets other than in the ordinary course of business. However, there has been a purchase, for restricted stock, of certain insurance products from Mr. Ham by the Company as disclosed in a certain 8 K dated February 18, 2000 and incorporated by reference.

     There are no parents of this small business Company.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          3.1 Articles of Incorporation with Amendments filed with the Form 10 SB on December 9, 1999 and incorporated by reference

          3.2 By Laws filed with the Form 10 SB on December 9, 1999 and incorporated by reference

          3.3 Computation per share earnings in filed with Form 10 SB on December 9, 1999 and incorporated by reference and in current financial statements.

          23   Consent of Accountant

          27   Financial Data Schedule

     B.   Reports on Form 8-K

          The Company filed three (3) reports on Form 8 K to date.

          On February 18, 2000 advising of the acquisition of assets from Mr. Ham and Letter of Intent to purchase the Stanford Life Insurance Company.

          On March 7, announcing a change in control.

          On March 16 announcing a new CUSIP number.

          On March 17 announcing a new symbol (MNHG)

     Schedules 13D and 13G were also filed by Mr. Ham on March 6 and 7 respectively

                                SIGNATURE PAGE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MILLENIUM HOLDING GROUP, INC.


March 27, 2000                          /s/ Richard L. Ham
                                        ----------------------------------------
                                        Richard L. Ham, Director and President



                                        /s/ Carla Aufdenkamp
                                        ----------------------------------------
                                        Carla Aufdenkamp
                                        Vice President, Secretary and Director

                                  EXHIBIT INDEX

Exhibit
Number                                    Description
------                                    -----------

  3.1 Articles of Incorporation with Amendments filed with the Form 10 SB on December 9, 1999 and incorporated by reference

  3.2 By Laws filed with the Form 10 SB on December 9, 1999 and incorporated by reference

  3.3 Computation per share earnings in filed with Form 10 SB on December 9, 1999 and incorporated by reference and in current financial statements.

  23        Consent of Accountant

  27        Financial Data Schedule

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Millenium Holding Group, Inc.
Lincoln, Nebraska

We have audited the accompanying balance sheet of Millenium Holding Group, Inc. (a Nevada Corpor-ation) as of December 31, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's manage-ment. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millenium Holding Group, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Lincoln, Nebraska
February 8, 2000

                          MILLENIUM HOLDING GROUP, INC.
                       (FORMERLY AMEX SYSTEMS CORPORATION)

                                  BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

Reinstatement costs                                                 $   18,945
Overriding royalty interests, Rusk
  and Harrison Counties, Texas                                               1
                                                                    ----------

TOTAL ASSETS                                                        $   18,946
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued wages                                                          3,750
  Accrued payroll taxes                                                    448
  Accounts payable - stockholder                                        20,944
                                                                    ----------

TOTAL LIABILITIES                                                       25,142
                                                                    ----------
STOCKHOLDERS' EQUITY
  Common stock, $.05 par value, 50,000,000 shares
   authorized, 704,869 shares issued and outstanding                 1,094,406
  Paid-in capital                                                    1,402,219
  Retained earnings (deficit)                                           (6,197)
  Deficit accumulated during the development stage                  (2,496,624)
                                                                    ----------
        Total stockholders' equity                                      (6,196)
                                                                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   18,946
                                                                    ==========


See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                       (FORMERLY AMEX SYSTEMS CORPORATION)

                               STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1999



REVENUES                                                               $     0
                                                                       -------
EXPENSES
     Salaries and wages                                                  3,750
     Payroll tax expense                                                   448
     Office expenses                                                     1,369
     Professional fees                                                     630
                                                                       -------
TOTAL EXPENSES                                                           6,197
                                                                       -------
NET INCOME (LOSS)                                                      $(6,197)
                                                                       =======


See accompanying notes to financial statement.

                          MILLENIUM HOLDING GROUP, INC.
                       (FORMERLY AMEX SYSTEMS CORPORATION)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                      Common Stock                    Retained    Deficit from
                                -----------------------    Paid-in    Earnings    Development
                                  Shares        Amount     Capital    (Deficit)      Stage       Totals
                                  ------        ------     -------    ---------      -----       ------
BALANCES, December 31, 1998     21,888,124    1,094,406   1,402,219               (2,496,624)        1

  Reverse stock
    split on June 2, 1999      (21,183,255)
  Net activity,
    December 31, 1999                                                   (6,197)                 (6,197)
                               -----------    ---------   ---------    -------    ----------    ------
BALANCES, December 31, 1999        704,869    1,094,406   1,402,219     (6,197)   (2,496,624)   (6,196)
                               ===========    =========   =========    =======    ==========    ======

See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                       (FORMERLY AMEX SYSTEMS CORPORATION)

                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999



Net income (loss)                                                        (6,197)
                                                                       --------
Adjustments to reconcile net income to
  net cash provided by operating activities:
  (Increase) decrease in Prepaid expenses                               (18,945)
  (Decrease) increase in
  Accrued wages                                                           3,750
  Accrued payroll taxes                                                     448
  Accounts payable - stockholder                                         20,944
                                                                       --------
      Total adjustments                                                   6,197
                                                                       ========

CASH FLOWS FROM OPERATING ACTIVITIES                                          0
                                                                       --------
CASH FLOWS FROM INVESTING ACTIVITIES                                          0
                                                                       --------
CASH FLOWS FROM FINANCING ACTIVITIES                                          0
                                                                       --------
NET INCREASE IN CASH                                                          0
                                                                       --------
CASH, beginning of period                                                     0
                                                                       --------
CASH, end of period                                                           0
                                                                       ========

See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                       (FORMERLY AMEX SYSTEMS CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    AMEX Systems Corporation, a Nevada corporation, was incorporated December 22, 1969, for the purpose of merging other corporations together to achieve savings from consolida-tions. The name of the Corporation was formally changed to Millenium Holding Group, Inc. during 1999.

    The company had been inactive and has not actively conducted operations, generated revenues or incurred expenses since 1995. During 1999 the company started up operations and will be in full time operations in 2000.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2. MERGERS

    In 1970, 1971 and 1994, the Company completed the mergers as follows:

      1970 - WASATCH MINERAL AND CONSTRUCTION CORPORATION: This entity attempted to conduct the business of mining and mineral exploration. Corporate stock was issued in connec-tion with the purchase of properties and these investments were valued at approximately $482,276, but no significant revenues were earned. An accumulated deficit from Wasatch Mineral and Construction for $365,820 was added to the Company's stockholders' equity as a result of this merger and activity.

      1971 - NATIONAL PUMICITE DEVELOPMENT CORPORATION: This entity owned a patent applica-tion for manufacturing dense heat insulating and nonabsorbent concrete. Corporate stock was issued in connection with this acquisition, which was valued at $210,364.

      1994 - ENERGECO (A LIMITED LIABILITY COMPANY): This entity held oil and gas leases in Southwestern Oklahoma. After undergoing a 20 to 1 reverse stock split, the Company issued 21,435,043 shares of stock in connection with this merger.

    Additional business merger attempts were made in the years 1983 - 1988, with no trans-actions completed. There were no merger documents signed and no costs incurred in connection with these failed mergers, however, the Company issued an additional 2,588,700 shares of stock in connection with them.

                          MILLENIUM HOLDING GROUP, INC.
                       (FORMERLY AMEX SYSTEMS CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. PRIOR ACTIVITIES

    During the period from 1969 through 1974, general and administrative costs totaling $237,817 were incurred, including $165,792 in consulting fees. During the period from 1975 through 1982, additional expenses totaling $740,711 were incurred in connection with the issuance of additional shares of common stock. During this period the Company earned no significant revenues. All expenses incurred during the period from 1969 through 1982 were charged to operations.

NOTE 4. STATUS OF ACTIVITIES AND OPERATIONS

    The Company had been inactive since 1995. In the opinion of Management, there are no liabilities, judgments or pending legal actions arising from prior activities of the Company, mergers or merger attempts. The company started up operations again in 1999 and will be in full operation in 2000.

NOTE 5. OVERRIDING OIL AND LIGNITE ROYALTY INTERESTS, RUSK AND HARRISON COUNTIES, TEXAS

    The Company acquired these properties in 1986 for 850,000 shares of stock. The original recorded financial statement value of the properties was $1 and the Company has earned no income from these properties to date.

NOTE 6. INCOME TAX RETURNS

    The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines not exceeding $100 per year. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses.

NOTE 7. CONTINGENT LIABILITY

    During a prior year, the Company entered into an agreement with John and R. Blair Lund to make a market for the stock for the Company. Upon completion of the agreement, these individuals were to be issued 25,000 shares of stock in Amex Systems Corporation and $5,000 cash in exchange for their services. In the opinion of the Company's management, the agreement was not fully completed and there remains a dispute with the Lunds for compensation earned for partial completion of the agreement. This dispute originated in 1994 when EnergeCo was merged into the Company.

NOTE 8. STATUS OF OTCBB LISTING

    The Company was dropped from the Over-The-Counter Bulletin Board (OTCBB) exchange listing effective August 30, 1999. The Company was reinstated on December 29, 1999 to the OTCBB listing. The Company had incurred expenses of $18,945 for this reinstatement and these costs will be amortized over five years starting in 2000.