Form 10QSB
period 2000-03-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2000-05-15
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


   March 31, 2000                                                0-28431
---------------------                                    ----------------------
For the Quarter Ended                                    Commission File Number

                          MILLENIUM HOLDING GROUP, INC.
                         -------------------------------
                         (Name of Small Business Issuer)

       Nevada                                                  88-0109108
------------------------                                 -----------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                         Identification Number.)


              3800 Old Cheney Road Suite 101-222, Lincoln, NE 68516
           ----------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)

                                 (402) 434 5690
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000; 11,366,525

         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at March 31, 2000                                   3

          Statement of Income for the three months
          ended March 31, 2000                                              4

          Statement of Changes in Stockholders Equity for
          the three months ended March 31, 2000                             5

          Statement of Cash Flows for the three months
          ended March 31, 2000                                              6

          Notes to Financial Statements                                     7

     Item 2 - Management's Discussion and Analysis                          9

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             11

     Item 2. Changes in Securities and Use of Proceeds                     11

     Item 3. Default Upon Senior Securities                                11

     Item 4. Submission of Matters to a Vote of Security Holders           12

     Item 5. Other Information                                             12

     Item 6. Exhibits and Reports on Form 8-K                              12

Signatures                                                                 13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MILLENIUM HOLDING GROUP, INC.
                                  BALANCE SHEET
                              FOR THE PERIOD ENDING
                                 MARCH 31, 2000
                                   (UNAUDITED)


                                     ASSETS

ASSETS
  Reinstatement costs (net of amortization of $947)                  $   17,998
  Proprietary insurance products                                        734,218
  Overriding royalty interests, Rusk and Harrison
    Counties, Texas                                                           1
                                                                     ----------

TOTAL ASSETS                                                         $  752,217
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                   $    1,740
  Accrued wages                                                          26,250
  Accrued payroll taxes                                                   2,771
  Accounts payable - stockholder                                         32,384
                                                                     ----------

TOTAL LIABILITIES                                                    $   63,145
                                                                     ==========

STOCKHOLDERS' EQUITY
  Common stock, $.05 par value, 50,000,000 shares
    authorized, 11,366,525 shares issued and outstanding             $1,172,828
  Paid-in capital                                                     2,063,015
  Retained earnings (deficit)                                           (50,147)
  Deficit accumulated during the development stage                   (2,496,624)
                                                                     ----------
      Total stockholders' equity                                        689,072
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  752,217
                                                                     ==========


See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                               STATEMENT OF INCOME
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2000
                                   (UNAUDITED)


REVENUES                                                               $      0

EXPENSES
  Salaries and wages                                                     22,500
  Payroll tax expense                                                     2,323
  Amortization expense                                                      947
  Office expenses                                                         3,097
  Professional fees                                                      15,083
                                                                       --------

TOTAL EXPENSES                                                           43,950
                                                                       --------

NET INCOME (LOSS)                                                      $(43,950)
                                                                       ========


                 See accompanying notes to financial statement.

                          MILLENIUM HOLDING GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD ENDING
                                 MARCH 31, 2000
                                   (UNAUDITED)



                                         Common Stock                    Retained    Deficit from
                                      -------------------     Paid-in    Earnings    Development
                                      Shares       Amount     Capital    (Deficit)      Stage       Totals
                                      ------       ------     -------    ---------   -----------    ------
BALANCES, December 31, 1999           704,869   $1,094,406   $1,402,219   $ (6,197)  $(2,496,624)  $  (6,196)

  Stock for professional services     100,000        5,000                                             5,000
  Acquisition of assets for stock   1,468,436       73,422      660,796                              734,218
  5 for 1 forward stock split       9,093,220
  Net activity                                                             (43,950)                  (43,950)
                                   ----------   ----------   ----------   --------   -----------   ---------

BALANCES, March 31, 2000           11,366,525   $1,172,828   $2,063,015   $(50,147)  $(2,496,624)  $ 689,072
                                   ==========   ==========   ==========   ========   ===========   =========


                See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                             STATEMENT OF CASH FLOWS
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2000
                                   (UNAUDITED)


Net income (loss)                                                      $(43,950)
                                                                       --------
Adjustments to reconcile net income to net cash
  provided by operating activities
  Amortization expense                                                      947
  (Increase) decrease in
  Prepaid expenses                                                            0
  (Decrease) increase in
    Accounts payable                                                      1,740
    Accrued wages                                                        22,500
    Accrued payroll taxes                                                 2,324
    Accounts payable - stockholder                                       11,439
                                                                       --------
      Total adjustments                                                  38,950
                                                                       --------

CASH FLOWS FROM OPERATING ACTIVITIES                                     (5,000)
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES                                          0

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for professional services                                  5,000
                                                                       --------

NET INCREASE (DECREASE) IN CASH                                               0

CASH, beginning of period                                                     0

CASH, end of period                                                    $      0
                                                                       ========

SUPPLEMENTAL DISCLOSURES
  Noncash financing transactions
   Acquisition of proprietary insurance products for
     1,468,436 shares of stock                                         $734,218
   Acquisition of professional legal services for
     100,000 shares of stock                                           $  5,000


                See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2000. These results have been determined on the basis of generally accepted accounting principles and have been reviewed by our independent auditor.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        AMEX  Systems  Corporation,  a  Nevada  corporation,   was  incorporated
        December 22, 1969, for the purpose of merging other corporations together to achieve savings from consolida-tions. The name of the Corporation was formally changed to Millenium Holding Group, Inc. during 1999.

        The company had been inactive and has not actively conducted operations, generated revenues or incurred expenses since 1995. During 1999 the company started up operations and is currently in full time operations.

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

                          MILLENIUM HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4. STATUS OF ACTIVITIES AND OPERATIONS

        The Company had been inactive since 1995. In the opinion of Management, there are no liabilities, judgments or pending legal actions arising from prior activities of the Company, mergers or merger attempts. The company started up operations again in 1999 and is currently in full operations.

NOTE 5. OVERRIDING OIL AND LIGNITE ROYALTY INTERESTS, RUSK AND HARRISON COUNTIES, TEXAS

        The Company acquired these properties in 1986 for 850,000 shares of stock. The original recorded financial statement value of the properties was $1 and the Company has earned no income from these properties to date.

NOTE 6. PROPRIETARY INSURANCE PRODUCTS

        A stockholder and officer transferred proprietary insurance products that had a cost of $734,218 in exchange for 1,468,436 shares of stock. These products include prototypes to be used with actuarial sciences for pricing, reinsurance, market research, development and contract forms. It is anticipated that these products and services will be marketed to the insurance industry to generate revenue for the Corporation.

NOTE 7. INCOME TAX RETURNS

        The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines not exceeding $100 per year. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses.

NOTE 8. CONTINGENT LIABILITY

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

NOTE 9. STATUS OF OTCBB LISTING

        The Company was dropped from the Over-The-Counter Bulletin Board (OTCBB) exchange listing effective August 30, 1999. The Company was reinstated on December 29, 1999 to the OTCBB listing. The Company had incurred expenses of $18,945 for this reinstatement and these costs will be amortized over five years starting in 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The principal shareholders, Richard Ham and Ham Consulting Company will meet the satisfaction of the Company's cash requirements in the near future in. The principal shareholders have no expectations of reimbursement of the funds advanced other than the possibility of restricted stock payment in lieu of cash. It has no way of determining whether there will be any type of reimbursement in the future.

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

          On February 14, 2000 the registrant entered into a Letter of Intent with Stanford Life Insurance Company, an Arizona corporation, wherein the registrant indicated its intent to purchase all of the issued and outstanding common shares of the company for stock and cash. The proposed transaction consists of a cash purchase for the Statutory Capital and Surplus of Stanford and 125,000 shares of restricted (Rule 144) shares of the registrant. The successful closing of the acquisition is dependent upon respective board approvals, adequate financing, completion of required due diligence (including the State of Arizona approval) and an acceptable definitive agreement. This information is set forth in a certain 8 K filed on February 18, 2000, which is incorporated by reference.

         On February 25, 2000 The Board of Directors approved a 5 for 1 forward stock split. The Record Date was March 13, 2000 and the Pay Date was March 20, 2000. This information is set forth in a certain 8 K filed on March 4, 2000, which is incorporated by reference. It was also reported in this Form 8 K that Mr. Ham now held 64.6% of the outstanding shares of the registrant.

         On April 22, 2000 the company executed an agreement wherein it purchased a certain insurance agency from Mr. Richard Ham the President of the company as well as the beneficial owner of the majority of the registrant's common shares of the company. The amount of consideration received by Mr. Ham will be $20,379.00 payable with 20,379 Restricted (R144) shares of the Common Stock of the registrant. The Agreement evidencing said transaction and the applicable pro forma financials have been set forth in a Form 8 K filed on May 1, 2000 which is incorporated by reference.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            3.1 Articles of Incorporation with Amendments filed with the Form 10 SB on December 9, 1999 and incorporated by reference

            3.2 By Laws filed with the Form 10 SB on December 9, 1999 and incorporated by reference

            3.3   Computation   per  share   earnings,   in  current   financial
                  statements and filed with Form 10 SB on December 9, 1999 and incorporated by reference.

            23    Consent of Accountant

            27    Financial Data Schedule

        (b) Reports on Form 8-K

                  There  have  been five  reports  filed on Form 8-K and all are incorporated by reference.

            1. February 18, 2000 disclosing acquisition of assets from the President of the registrant

            2. March 4, 2000 which disclosed a five for one stock split and a letter of intent indicating the acquisition of Stanford Life Insurance Company.

            3. March 16, 2000 disclosing a change of CUSIP number by the NASD.

            4. The stock symbol was change and reported in an 8 K filed on March 17, 2000.

            5. The acquisition of an insurance agency from Mr. Ham the majority shareholder reported on May 1, 2000.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILLENIUM HOLDING GROUP, INC.


May 13, 2000                            /s/ Richard L. Ham
                                        ----------------------------------------
                                        Richard L. Ham, Director and President