Form 10QSB/A
period 2000-03-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2000-05-18
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


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

                                 (402) 434 5690
                           --------------------------
                           (Issuers Telephone Number)

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1


        This Amendment No. 1 is being filed solely to correct a "flawed" Financial Data Schedule previously filed as Exhibit No. 27 in the Form 10-QSB for the quarter ended March 31, 2000, filed with the Commission on May 15, 2000.

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

            23    Consent  of  Accountant  incorporated   by  reference  to  the
                  Form 10-QSB filed on May 15, 2000.

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

                                        MILLENIUM HOLDING GROUP, INC.


May 18, 2000                            /s/ Richard L. Ham
                                        ----------------------------------------
                                        Richard L. Ham, Director and President