Form 10QSB
period 2000-06-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2000-08-15
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                          MILLENIUM HOLDING GROUP, INC.
                         ------------------------------
                         (Name of Small Business Issuer)


       June 30, 2000                                     0-28431
   ---------------------                          ----------------------
   For the Quarter Ended                          Commission File Number


        Nevada                                         88-0109108
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)


              3800 Old Cheney Road Suite 101-222, Lincoln, NE 68516
           -----------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)


                                 (402) 434 5690
                           --------------------------
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2000 11,686,904

         Transitional Small Business Disclosure Format: [ ] Yes [X] No

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Balance Sheet at June 30, 2000                                    3

         Statement of Operations for the six months
         Ended June 30, 2000                                               4

         Statement of Changes in Stockholders' Equity for
         the six months ended June 30, 2000                                5

         Statement of Cash Flows for the six months
         ended June 30, 2000                                               6

         Notes to Financial Statements                                     7

     Item 2 - Management's Discussion and Analysis                         9

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            11

     Item 2. Changes in Securities and Use of Proceeds                    11

     Item 3. Default Upon Senior Securities                               11

     Item 4. Submission of Matters to a Vote of Security Holders          11

     Item 5. Other Information                                            11

     Item 6. Exhibits and Reports on Form 8-K                             11

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                         MILLENIUM HOLDING GROUP, INC.
                                 BALANCE SHEET
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)


                                     ASSETS

ASSETS
  Cash in bank                                                       $      129
  Reinstatement costs (net of amortization of $1895)                     17,051
  Proprietary insurance products                                        734,218
  Insurance agency                                                       20,379
  Overriding royalty interests, Rusk and Harrison Counties, Texas             1
                                                                     ----------

        Total Assets                                                 $  771,778
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                   $    5,213
  Accrued wages                                                          48,750
  Accrued payroll taxes                                                   4,493

  Accounts payable - stockholder                                         47,895
                                                                     ----------

        Total Liabilities                                            $  106,351
                                                                     ==========

STOCKHOLDERS' EQUITY
  Common stock, $.05 par value, 50,000,000 shares authorized,
     11,636,904 shares issued and outstanding                         1,186,347
  Paid-in capital                                                     2,163,625
  Retained earnings (deficit)                                          (187,921)
  Deficit accumulated during the development stage                   (2,496,624)
                                                                     ----------

        Total stockholders' equity                                      665,427
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              771,778
                                                                     ==========

                See accompanying notes to financial statements.

                         MILLENIUM HOLDING GROUP, INC.
                             STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)



REVENUES                                                              $   1,113
                                                                      ---------
EXPENSES
  Salaries and wages                                                     45,000
  Payroll tax expense                                                     4,046

  Amortization expense                                                    1,895
  Office expenses                                                        10,462
  Internet consulting fees                                               93,750
  Professional fees                                                      27,684
                                                                      ---------

TOTAL EXPENSES                                                        $ 182,837
                                                                      ---------

NET INCOME (LOSS)                                                     $(181,724)
                                                                      =========

                 See accompanying notes to financial statement.

                         MILLENIUM HOLDING GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)


                                         Common Stock                     Retained   Deficit from
                                     --------------------      Paid-in    Earnings   Development
                                      Shares       Amount      Capital    (Deficit)     Stage        Totals
                                    ----------   ----------   ---------  ---------   -----------   ---------
BALANCES, December 31, 1999            704,869   $1,094,406  $1,402,219  $  (6,197)  $(2,496,624)  $  (6,196)

  Stock for professional services      350,000       17,500      81,250     98,750
  Acquisition of assets for stock    1,488,815       74,441     680,156    754,597

  5 for 1 forward stock split        9,093,220

  Net activity                                                            (181,724)                 (181,724)
                                    ----------   ----------   ---------  ---------   -----------   ---------

BALANCES, June 30, 2000             11,636,904   $1,186,347  $2,163,625  $(187,921)  $(2,496,624)  $ 665,427
                                    ==========   ==========  ==========  =========   ===========   =========

                See accompanying notes to financial statements.

                         MILLENIUM HOLDING GROUP, INC.
                            STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)


Net income (loss)                                                     $(181,724)
                                                                      ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization expense                                                    1,895
  (Increase) decrease in Prepaid expenses                                     0
  (Decrease) increase in:
    Accounts payable                                                      5,212
    Accrued wages                                                        45,000
    Accrued payroll taxes                                                 4,045
    Accounts payable - stockholder                                       26,951
                                                                      ---------
        Total adjustments                                                83,103
                                                                      ---------

CASH FLOWS FROM OPERATING ACTIVITIES                                    (98,621)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                          0
                                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for professional services                                 98,750
                                                                      ---------

NET INCREASE (DECREASE) IN CASH                                             129
                                                                      ---------
CASH, beginning of period                                                     0
                                                                      ---------

CASH, end of period                                                   $     129
                                                                      =========

SUPPLEMENTAL DISCLOSURES
  Noncash financing transactions
   Acquisition of proprietary insurance products for
    1,468,436 shares of stock                                           734,218
   Acquisition of professional legal services for
    100,000 shares of stock                                               5,000
   Acquisition of insurance agency for 20,379
    shares of stock                                                      20,379
   Acquisition of internet consulting fees for
    250,000 shares of stock                                              93,750

                See accompanying notes to financial statements.

                         MILLENIUM HOLDING GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and have been reviewed by our independent auditor.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AMEX Systems Corporation, a Nevada corporation, was incorporated December 22, 1969, for the purpose of merging other corporations together to achieve savings from consolida-tions. The name of the Corporation was formally changed to Millenium Holding Group, Inc. during 1999.

     The company had been inactive and has not actively conducted operations, generated reve-nues or incurred expenses since 1995. During 1999 the company started up operations and is currently in full time operations.

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

NOTE 6. PROPRIETARY INSURANCE PRODUCTS

     A stockholder and officer transferred proprietary insurance products that had a cost of $734,218 in exchange for 1,468,436 shares of stock. These products include prototypes to be used with actuarial sciences for pricing, reinsurance, market research, development and contract forms. It is anticipated that these products and services will be marketed to the insurance industry to generate revenue for the Company.

NOTE 7. INSURANCE AGENCY

     A stockholder and officer transferred an insurance agency that had a value of $20,379 in exchange for 20,379 shares of stock. The agency was transferred in to service the proprie-tary insurance products previously transferred into the Company.

NOTE 8. INCOME TAX RETURNS

     The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines not exceeding $100 per year. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses.

NOTE 9. CONTINGENT LIABILITY

     During a prior year, the Company entered into an agreement with John and R. Blair Lund to make a market for the stock for the Company. Upon completion of the agreement, these individuals were to be issued 25,000 shares of stock in AMEX Systems Corporation and $5,000 cash in exchange for their services. In the opinion of the Company's management, the agreement was not fully completed and there remains a dispute with the Lunds for comp-ensation earned for partial completion of the agreement. This dispute originated in 1994 when EnergeCo was merged into the Company.

NOTE 10. STATUS OF OTCBB LISTING

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

     On July 11, 2000 the Company has entered into a contract with IBM and Yojna, Inc. IBM will contractually provide a highly skilled staff of consultants and technicians to manage the entire Millenium project from design to implementation. Yojna is a high technology software products and services company and will supply its ACCORD FinancialNet software to Millenium to be used in the company's Internet Bank. The Agreement evidencing said transaction has been set forth in a Form 8 K filed on July 13, 2000 which is incorporated by reference

                            PART II OTHER INFORMATION

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          There  have  been  six  reports   filed  on  Form  8-K  and  all  are
     incorporated by reference.

          1. February 18, 2000 disclosing acquisition of assets from the President of the registrant

          2. March 4, 2000 which disclosed a five for one stock split and a letter of intent indicating the acquisition of Stanford Life Insurance Company.

          3.   March 16, 2000 disclosing a change of CUSIP number by the NASD.

          4. The stock symbol was change and reported in an 8-K filed on March 17, 2000.

          5. The acquisition of an insurance agency from Mr. Ham the majority shareholder reported on May 1, 2000.

          6. The execution of a contract by the company with IBM and Yojna reported on July 13, 2000.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MILLENIUM HOLDING GROUP, INC..


August 11, 2000                           /s/ Richard L. Ham
                                          --------------------------------------
                                          Richard L. Ham, Director and President