Form 10QSB
period 2000-09-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2000-11-20
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                          MILLENIUM HOLDING GROUP, INC.
                         (Name of Small Business Issuer)


  September 30, 2000                                     0-28431
 For the Quarter Ended                            Commission File Number


       Nevada                                           88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                       3800 Old Cheney Road Suite 101-222
                                Lincoln, NE 68516
           (Address of Principal Executive Offices Including Zip Code)

                                 (402) 434 5690
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2000: 11,511,904

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet at September 30, 2000                              3

          Statement of Operations for the three and nine
          months ended September 30, 2000                                  4

          Statement of Changes in Stockholders' Equity
          for the nine months ended september 30, 2000                     5

          Statement of Cash Flows for the three and nine
          months ended September 30, 2000                                  6

          Notes to Financial Statements                                    7

     Item 2. Management's Discussion and Analysis                         10

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            13

     Item 2. Changes in Securities and Use of Proceeds                    13

     Item 3. Default Upon Senior Securities                               13

     Item 4. Submission of Matters to a Vote of Security Holders          13

     Item 5. Other Information                                            13

     Item 6. Exhibits and Reports on Form 8-K                             13

Signatures                                                                14

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          MILLENIUM HOLDING GROUP, INC.
                                  BALANCE SHEET
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    UNAUDITED


                                     ASSETS

ASSETS
  Cash in bank                                                      $         2
  Reinstatement costs (net of amortization of $2,842)                    16,103
  Proprietary insurance products                                        734,218
  Insurance agency                                                       20,379
  Overriding royalty interest - Rusk and Harrison Counties, Texas             1
                                                                    -----------

TOTAL ASSETS                                                        $   770,703
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                  $    14,413
  Accrued wages                                                          71,250
  Accrued payroll taxes                                                   6,052
  Accounts payable - stockholder                                         66,670
                                                                    -----------

TOTAL LIABILITIES                                                   $   158,385
                                                                    ===========

STOCKHOLDERS' EQUITY
  Common stock, $.05 par value, 50,000,000 shares authorized,
     11,511,904 shares issued and outstanding                       $ 1,180,097
  Paid-in capital                                                     2,115,175
  Retained earnings (deficit)                                          (186,330)
  Deficit accumulated during the development stage                   (2,496,624)
                                                                    -----------
        Total stockholders' equity                                      612,318
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   770,703
                                                                    ===========

                See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                             STATEMENT OF OPERATIONS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    UNAUDITED


                                      For the Quarter        For the Nine Months
                                           Ended                   Ended
                                     September 30, 2000      September 30, 2000
                                     ------------------      ------------------

REVENUES                                      644                   1,757
                                         --------                --------

EXPENSES
  Salaries and wages                       22,500                  67,500
  Payroll tax expense                       1,560                   5,606
  Amortization expense                        947                   2,842
  Office expenses                          20,310                  30,772
  Internet consulting fees                (65,625)                 28,125
  Marketing consulting fees                10,925                  10,925
  Professional fees                         8,436                  36,120
                                         --------                --------

TOTAL EXPENSES                               (947)                181,890
                                         --------                --------

NET INCOME (LOSS)                           1,591                (180,133)
                                         ========                ========

                See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                           Common Stock                    Retained    Deficit from
                                       -------------------      Paid-in    Earnings     Development
                                       Shares       Amount      Capital    (Deficit)       Stage         Totals
                                       ------       ------      -------    ---------       -----         ------
BALANCES, December 31, 1999            704,869   $1,094,406   $1,402,219   $  (6,197)   $(2,496,624)   $  (6,196)

  Stock for professional services      225,000       11,250       32,800                                  44,050
  Acquisition of assets for stock    1,488,815       74,441      680,156                                 754,597
  5 for 1 forward stock split        9,093,220
  Netactivity                                                               (180,133)                  $(180,133)
                                    ----------   ----------   ----------   ---------    -----------    ---------

BALANCES, September 30, 2000        11,511,904   $1,180,097   $2,115,175   $(186,330)   $(2,496,624)   $ 612,318
                                    ==========   ==========   ==========   =========    ===========    =========

                See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                             STATEMENT OF CASH FLOWS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    UNAUDITED

                                                           For the Quarter          For the Nine Months
                                                                Ended                     Ended
                                                          September 30, 2000        September 30, 2000
                                                          ------------------        ------------------
Net income (loss)                                                1,591                  (180,133)
                                                              --------                  --------
Adjustments to reconcile net income to net
 cash provided by operating activities
  Amortization expense                                             948                     2,842
  (Increase) decrease in
  Prepaid expenses                                                   0                         0
  (Decrease) increase in
    Accounts payable                                             9,200                    14,413
    Accrued wages                                               22,500                    67,500
    Accrued payroll taxes                                        1,559                     5,604
    Accounts payable-stockholder                                18,775                    45,726
                                                              --------                  --------
         Total adjustments                                      52,982                   136,085
                                                              --------                  --------

CASH FLOWS FROM OPERATING ACTIVITIES                            54,573                   (44,048)
                                                              --------                  --------
CASH FLOWS FROM INVESTING ACTIVITIES                                 0                         0
                                                              --------                  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for professional services                       (54,700)                   44,050
                                                              --------                  --------

NET INCREASE IN CASH                                              (127)                        2

CASH, beginning of period                                          129                         0
                                                              --------                  --------
CASH, end of period                                                  2                         2
                                                              ========                  ========
SUPPLEMENTAL DISCLOSURES
  Noncash financing transactions
   Acquisition of proprietary insurance products for
    1,468,436 shares of stock                                                            734,218
   Acquisition of professional legal services for
    100,000 shares of stock                                                                5,000
   Acquisition of insurance agency for 20,379
    shares of stock                                                                       20,379
   Acquisition of internet consulting fees for
    75,000 shares of stock                                     (65,625)                   28,125
   Acquisition of marketing consulting fees for
    50,000 shares of stock                                      10,925                    10,925

                          MILLENIUM HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2000. These results have been determined on the basis of generally accepted accounting principles and have been reviewed by our independent auditor.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AMEX Systems Corporation, a Nevada corporation, was incorporated December 22, 1969 for the purpose of merging other corporations together to achieve savings from consolidations. The name of the Corporation was formally changed to Millenium Holding Group, Inc. during 1999.

     The Company had been inactive and has not actively conducted operations, generated revenues or incurred expenses since 1995. During 1999 the Company started up operations and is currently in full-time operations.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2. MERGERS

     In 1970, 1971 and 1994, the Company completed the mergers as follows:

     1970 - WASATCH MINERAL AND CONSTRUCTION CORPORATION: This entity attempted to conduct the business of mining and mineral exploration. Corporate stock was issued in connection with the purchase of properties and these investments were valued at approximately $482,276, but no significant revenues were earned. An accumulated deficit from Wasatch Mineral and Construction for $365,820 was added to the Company's stockholders' equity as a result of this merger and activity.

     1971 - NATIONAL PUMICITE DEVELOPMENT CORPORATION: This entity owned a patent application for manufacturing dense heat insulating and nonabsorbent concrete. Corporate stock was issued in connection with this acquisition, which was valued at $210,364.

     1994 - ENERGECO (A LIMITED LIABILITY COMPANY): This entity held oil and gas leases in southwestern Oklahoma. After undergoing a 20 to 1 reverse stock split, the Company issued 21,435,043 shares of stock in connection with this merger.

     Additional business merger attempts were made in the years 1983 - 1988, with no trans-actions completed. There were no merger documents signed and no costs incurred in connection with these failed mergers; however, the Company issued an additional 2,588,700 shares of stock in connection with them.

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

NOTE 5. OVERRIDING OIL AND LIGNITE ROYALTY INTERESTS - RUSK AND
        HARRISON COUNTIES, TEXAS

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

NOTE 7. INSURANCE AGENCY

     A stockholder and officer transferred an insurance agency that had a value of $20,379 in exchange for 20,379 shares of stock. The agency was transferred in to service the proprietary insurance products previously transferred into the Company.

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

NOTE 10. STATUS OF OTCBB LISTING

     The Company was dropped from the Over-The-Counter Bulletin Board (OTCBB) exchange listing effective August 30, 1999. The Company was reinstated on December 29, 1999 to the OTCBB listing. The Company had incurred expenses of $18,945 for this reinstatement and these costs are being amortized over five years starting in 2000.

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

     The software required for the Internet bank is in control of the majority shareholder and will be leased to the Company by the principal shareholder. It is state of the art and can service up to a fourteen billion dollar bank. The Systems will provide an automation Systems with multi-currency and multi-lingual abilities. The core Systems is stable and secure with an adaptable foundation that allows the Company to continue to focus its resources and attention on delivering products and services to its customers. The software, which can be adapted to the insurance business, will be the center of the Company's business, consists of the following five components:

     1.   The Customer Information Component tracks data on all customers.

     2. The Deposit Accounting component processes all deposit products, ranging from checking, Money Market, savings, passbook and club accounts to certificate of deposit, time deposit open accounts, OIDs and IRAs.

     3. The Loan Accounting component processes personal, credit line, business and real estate loans.

          The Transaction Processing component is the manager and dispatcher of monetary transactions.

     4. The Executive Information component houses the general ledger and is the source of financial management information.

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

     Mr. Ham has sold to the Company certain proprietary insurance products for restricted shares of the Company's stock. This information is set forth in a Form 8-K filed on February 18, 2000, which is incorporated by reference.

     On February 14, 2000 the registrant entered into a Letter of Intent with Stanford Life Insurance Company, an Arizona corporation, wherein the registrant indicated its intent to purchase all of the issued and outstanding common shares of the company for stock and cash. The proposed transaction consists of a cash purchase for the Statutory Capital and Surplus of Stanford and 125,000 shares of restricted (Rule 144) shares of the registrant. The successful closing of the acquisition is dependent upon respective board approvals, adequate financing, completion of required due diligence (including the State of Arizona approval) and an acceptable definitive agreement. This information is set forth in a certain 8 K filed on February 18, 2000, which is incorporated by reference. The necessary documents are now being submitted to the State of Arizona for final approval.

     On February 25, 2000 The Board of Directors approved a 5 for 1 forward stock split. The Record Date was March 13, 2000 and the Pay Date was March 20, 2000. This information is set forth in a certain 8 K filed on March 4, 2000, which is incorporated by reference. It was also reported in this Form 8 K that Mr. Ham now held 64.6% of the outstanding shares of the registrant.

     On April 22, 2000 the company executed an agreement wherein it purchased a certain insurance agency from Mr. Richard Ham the President of the company as well as the beneficial owner of the majority of the registrant's common shares of the company. The amount of consideration received by Mr. Ham will be $20,379.00 payable with 20,379 Restricted (R144) shares of the Common Stock of the registrant. The Agreement evidencing said transaction and the applicable pro forma financials have been set forth in a Form 8-K filed on May 1, 2000 which is incorporated by reference.

     On July 11, 2000 the Company has entered into a contract with IBM and Yojna, Inc. IBM will contractually provide a highly skilled staff of consultants and technicians to manage the entire Millenium project from design to implementation. Yojna is a high technology software products and services company and will supply its ACCORD FinancialNet software to Millenium to be used in the company's Internet Bank. The Agreement evidencing said transaction has been set forth in a Form 8-K filed on July 13, 2000 which is incorporated by reference

                           PART II. OTHER INFORMATION

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

          1. February 18, 2000 disclosing acquisition of assets from the President of the registrant and a letter of intent indicating the acquisition of Stanford Life Insurance Company.

          2.   March 4, 2000 which disclosed a five for one stock split

          3.   March 16, 2000 disclosing a change of CUSIP number by the NASD.

          4.   March 17, 2000 disclosing the stock symbol was changed.

          5. May 1, 2000 disclosing the acquisition of an insurance agency from Mr. Ham the majority shareholder.

          6. July 13, 2000 disclosing the execution of a contract by the company with IBM and Yojna.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MILLENIUM HOLDING GROUP, INC..

November 17, 2000                         /s/ Richard L. Ham
                                          --------------------------------------
                                          Richard L. Ham, Director and President