Form 10KSB
period 2000-12-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2001-07-19
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission File Number 0-28431


                          MILLENIUM HOLDING GROUP, INC.
                       (Name of Small Business Registrant)

        Nevada                                          88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                       3800 Old Cheney Road Suite 101-222
                                Lincoln, NE 68516
           (Address of Principal Executive Offices Including Zip Code)


                                 (402) 434-5690
                         (Registrants Telephone Number)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.05 par value
                                (Title of Class)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

The registrant's revenues for its most recent fiscal year were $3,143.00

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.05) as of July 16, 2001 is 11,511,904. The closing price of the shares on July 16, 2001 was $0.10. The market value of the Common Shares held by non-affiliates was $174,390.00.

Transitional Small Business Disclosure Format:  YES  [  ]   NO  [X]

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on December 9, 1999 (file No. 000-28431), is incorporated in Part III 13(a). (2) An 8-K filed on February 18, 2000 disclosing the fact that the Company acquired certain proprietary products from Mr. Richard Ham the President and beneficial owner of the controlling shareholder of the Company. The Company agreed to issue 1,468,436 shares of Restricted common shares at a value of $.05 per share, which equals the amount, expended by Mr. Ham. The shares of the Company were not trading at the time of the acquisition. The Company also disclosed the execution of a Letter of Intent wherein the Company agreed to purchase with stock and cash the Stanford Life Insurance Company. An 8-K filed on March 7, 2000 disclosing the fact that there was a change of control of the Company based upon the acquisition of the assets from Mr. Ham. The 8-K also disclosed the fact that the Board of Directors had approved a 5 for 1 forward stock split. An 8-K filed on March 16, 2000 disclosing the fact that the NASD had assigned a new CUSIP number to the Company because of the forward stock split. The registrant filed an 8-K on March 17, 2000 announcing the assignment of a new trading symbol (MNHG). An 8-K filed on May 1, 2000 announcing the acquisition, with restricted common shares, of an insurance agency owned by Mr. Ham the president of the registrant. An 8-K filed on July 13, 2000 announcing a contract with IBM and Yojna. An 8-K filed on April 4, 2001 as amended by an 8-K filed on April 6, 2001 announcing a change in registrant's certifying accountant with a further amendment dated July 12, 2001. An 8-K filed on May 25, 2001 announcing that the registrant had been delisted from the OTC BB. The information found in this paragraph (2) is incorporated in Part III 13(b). The original controlling shareholder and subsequent controlling shareholder filed Schedules 13D and 13G which are incorporated by reference.

                          MILLENIUM HOLDING GROUP, INC.
                                      INDEX
                                                                           Page
                                                                           ----
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS ..........................................  1
           BUSINESS DEVELOPMENT ...........................................  1
           BUSINESS .......................................................  1
           PATENTS ........................................................  2
ITEM 2.  DESCRIPTION OF PROPERTY ..........................................  3
ITEM 3.  LEGAL PROCEEDINGS ................................................  3
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  3

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ..............................................  3
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION ....................  3
ITEM 7.  FINANCIAL STATEMENTS .............................................  5
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS ............................................  5

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................  6
ITEM 10. EXECUTIVE COMPENSATION ...........................................  7
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...  7
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................  7
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................  8

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

     The company incurred 473,422 in development costs for proprietary insurance products from Mr. Ham. Furthermore, in that the Company is strictly service orientated, there have been no costs associated with environmental compliance.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common equity is traded on the Pink Sheets. The Company has been unable to determine the quarterly high and low sales price for the past two years. The Company believes the low price in 1998 was $.33 and the high was $.5. In 1999, the Company believes the low price was $.05, the high $23.59.

     The company has been able to determine the following high and low sales prices for each quarter from 3/31/00 to date as follows:

              Quarter           High          Low        Close
              -------           ----          ---        -----
              3/31/00           0.125        0.001       0.125
              6/30/00           2.00         0.62        0.59
              9/30/00           1.06         0.37        0.50
             12/31/00           1.06         0.13        0.19
              3/31/01           0.56         0.125       0.125
              6/30/01           0.30         0.02        0.032

     There are approximately 947 holders of the common equity of the Company.

     There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company's revenues, earnings and financial condition.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

     Millenium Holding Group, Inc. (Pink Sheets:MNHG) is a publicly traded and fully reporting financial services Company in early stage development. The passage of the Financial Modernization Act (Gramm-Leach-Bliley Act) will radically overhaul the nation's banking, insurance and securities markets. The Act allows one Company to possess all three disciplines The officers and directors of the Company have years of experience in the insurance industry. The Company is also actively pursuing the creation of an Internet National Bank and exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market.

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

     The software required for the Internet bank is in control of the majority shareholder and will be leased to the Company by the principal shareholder. It is state of the art and can service up to a fourteen billion-dollar bank. The Systems will provide an automation Systems with multi-currency and multi-lingual abilities. The core Systems is stable and secure with an adaptable foundation that allows the Company to continue to focus its resources and attention on delivering products and services to its customers. The software, which can be adapted to the insurance business, will be the center of the Company's business, consists of the following five components: The Customer Information Component tracks data on all customers. The Deposit Accounting component processes all deposit products, ranging from checking, Money Market, savings, passbook and club accounts to certificate of deposit, time deposit open accounts, OIDs and IRAs. The Loan Accounting component processes personal, credit line, business and real estate loans. The Transaction Processing component is the manager and dispatcher of monetary transactions. The Executive Information component houses the general ledger and is the source of financial management information.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

     On January 24, 2001, Dana F. Cole & Co. of Lincoln Nebraska, the registrants certifying accountant decided to withdraw as the registrant's principal accountant. The principal accountant's report on the financial statements for the past year contained no adverse opinion or a disclaimer of opinion, nor was qualified nor modified as to uncertainty, audit scope, or accounting principals.

     During the registrant's two most recent fiscal years and any subsequent interim period proceeding said withdrawal, there were no disagreements with the former accountants on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv) (B) through (E).

     The registrant on, March 22, 2001 retained Hanigan Bjorkman and Ecklund, LLP of Lincoln, Nebraska as its principal accountant. Neither the registrant nor anyone on its staff has consulted Hanigan Bjorkman and Ecklund, LLP during the two most recent past fiscal years, and any later interim period, regarding any matter for which reporting is required under regulation SB, Item 304(a) (2) (i) or (ii) and the related instructions. The Board of Directors approved the appointment of Hanigan Bjorkman and Ecklund, LLP.

     Subsequent to the appointment of Honigan Bjorkman and Ecklund, the registrant was advised by the accountant that it was not qualified to perform an audit on a public company. The firm was immediately discharged. During the registrant's two most recent fiscal years and any subsequent interim period proceeding said withdrawal, there were no disagreements with the former accountants on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv) (B) through (E).

     The registrant on, June 19, 2001 retained Hobe & Lucas Certified Public Accountants, Inc. of Independence, Ohio as its principal accountant. Neither the registrant nor anyone on its staff has consulted Hobe & Lucas Certified Public Accountants, Inc during the two most recent past fiscal years, and any later interim period, regarding any matter for which reporting is required under regulation SB, Item 304(a) (2) (i) or (ii) and the related instructions. The Board of Directors approved the appointment of Hobe & Lucas Certified Public Accountants, Inc.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company has two officers and two directors.

          Name            Age                Position and Offices Held
          ----            ---                -------------------------
     Richard L. Ham       47      President Treasurer and Member of the Board
                                  of Directors

     Carla Aufdenkamp     38      Vice President, Secretary and Member of the
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the Common Stock ownership of each person and /or group known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment with respect to the shares of Common Stock shown, and all ownership is of record and beneficial. The only class of stock issued is Common.

           Name and Address             Amount of Beneficial        Percentage
          of Beneficial Owner                Ownership               of Class
          -------------------                ---------               --------
     Ham Consulting Company *                2,283,955                  20.1%
     3800 Old Cheney Road Ste 101-222
     Lincoln, NE 68516

     Richard L. Ham
     3800 Old Cheney Road Ste 101-222        7,342,180                  64.6%
     Lincoln, NE 68516

     All Executive Officers and
     Directors as a Group (2)                9,626,135                  84.7%

----------
* Mr. Ham and his wife own 80% of Ham Consulting Co. and the balance is owned by Reginald L. Chamorre who resides in Belgium and is not involved with the Company.

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

     There were no transactions involving the purchase or sale of assets other than in the ordinary course of business. However, there has been a purchase, for restricted stock, of certain insurance products from Mr. Ham by the Company as disclosed in a certain 8-K dated February 18, 2000 and incorporated by reference.

     There are no parents of this small business Company.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1 Articles of Incorporation with Amendments. Filed with the Form 10-SB on December 9, 1999 and incorporated by reference

         3.2 By-Laws. Filed with the Form 10-SB on December 9, 1999 and incorporated by reference

         3.3 Computation Per Share Earnings. Filed with Form 10-SB on December 9, 1999 and in current financial statements and incorporated by reference.

         23       Consent of Accountant. Filed herewith.

     (b) Reports on Form 8-K

          The Company filed ten (10) reports on Form 8-K to date.

          1. On February 18, 2000, advising of the acquisition of assets from Mr. Ham and Letter of Intent to purchase the Stanford Life Insurance Company;

          2.   On March 7, 2000, announcing a change in control;

          3.   On March 16, 2000 announcing a new CUSIP number;

          4.   On March 17, 2000 announcing a new symbol (MNHG);

          5. On May 1, 2000 announcing the acquisition, with restricted common shares, of an insurance agency owned by Mr. Ham the president of the registrant;

          6.   On July 13, 2000 announcing a contract with IBM and Yojna;

          7. On April 4, 2001, as amended on April 6, 2001 and July 12, 2001 announcing a change in registrant's certifying accountant;

          8. On May 25, 2001 announcing that the registrant had been delisted from the OTC BB.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Millenium Holding Group, Inc.

July 17, 2001

                                          /s/ Richard L. Ham
                                          --------------------------------------
                                          Richard L. Ham, Director and President

                                          /s/ Carla Aufdenkamp
                                          --------------------------------------
                                          Carla Aufdenkamp
                                          Vice President/ Secretary/ Director

                         MILLENIUM HOLDING GROUP, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

Independent Auditors' Report ..............................................  F-2

Balance Sheet for the years ended December 31, 2000 and 1999 ..............  F-3

Statements of Income for the Years Ended December 31, 2000 and 1999
and the Period From January 1, 1999 (Inception) to December 31, 2000 ......  F-4

Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 2000 and 1999 and the Period From January 1, 1999
(Inception) to December 31, 2000 ..........................................  F-5

Statements of Cash Flows for the Years Ended December 31, 2000
and 1999 and the Period From January 1, 1999 (Inception) to
December 31, 2000 .........................................................  F-6

Notes to the Financial Statements .........................................  F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Millenium Holding Group, Inc.
Lincoln, Nebraska

We have audited the accompanying balance sheet of Millenium Holding Group, Inc. (a Development Stage Company) as of December 31, 2000 and the related statements of income, stockholders' equity and cash flows for the year then ended and the period beginning January 1, 1999 (inception) and ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Millenium Holding Group, Inc. as of December 31, 1999, were audited by other auditors whose report dated February 8, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millenium Holding Group, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                      /s/ Hobe & Lucas
                                      Certified Public Accountants, Inc.

Cleveland, Ohio
July 9, 2001

                          MILLENIUM HOLDING GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                           December 31, 2000 and 1999

                                                                               2000              1999
                                                                           -----------       -----------
                                     ASSETS
ASSETS
  Cash in bank                                                             $        43       $         0
  Reinstatement costs (net of amortization of $9,472 -
  2000 and $0 - 1999)                                                            9,473            18,945
  Insurance agency (net of amortization of $1,359 - 2000)                       19,020                 0
  Overriding royalty interest - Rusk and Harrison Counties, Texas                    1                 1
                                                                           -----------       -----------

        Total Assets                                                       $    28,537       $    18,946
                                                                           ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                         $    38,807       $         0
  Accrued wages - stockholder                                                   93,750             3,750
  Accrued payroll taxes                                                          7,774               448
  Accounts payable - stockholder                                                68,886            20,944
                                                                           -----------       -----------

        Total Liabilities                                                      209,217            25,142
                                                                           -----------       -----------
STOCKHOLDERS' EQUITY
  Common stock, $.05 par value, 50,000,000 shares authorized,
   11,511,904 - 2000 and 704,869 - 1999 shares issued and outstanding          575,595         1,094,406
  Paid-in capital                                                            2,058,881         1,402,219
  Prior retained earnings (deficit)                                         (2,496,624)       (2,496,624)
  Deficit accumulated during the development stage                            (318,532)           (6,197)
                                                                           -----------       -----------

        Total Stockholders' Equity (Deficit)                                  (180,680)           (6,196)
                                                                           -----------       -----------

        Total Liabilities and Stockholders' Equity                         $    28,537       $    18,946
                                                                           ===========       ===========

                 See accompanying notes to financial statements

                          MILLENIUM HOLDING GROUP, INC.
                          (A Development Stage Company)

                              STATEMENTS OF INCOME
               For the Years Ended December 31, 2000 and 1999 and
        the Period From January 1, 1999 (Inception) to December 31, 2000

                                                                                          January 1, 1999
                                            For the Year Ended    For the Year Ended      (Inception) to
                                             December 31, 2000    December 31, 1999      December 31, 2000
                                             -----------------    -----------------      -----------------
Revenues                                        $   3,143             $       0              $   3,143

Expenses
  Salaries and wages                               90,000                 3,750                 93,750
  Payroll tax expense                               7,326                   448                  7,774
  Development costs                                73,422                   -0-                 73,422
  Amortization expense                             10,831                   -0-                 10,831
  Office expenses                                  23,756                 1,369                 25,125
  Consulting fees                                  61,679                   -0-                 61,679
  Professional fees                                48,464                   630                 49,094
                                                ---------             ---------              ---------

Total Expenses                                    315,478                 6,197                321,675
                                                ---------             ---------              ---------

Net Loss Before Provision for Income Taxes       (312,355)               (6,197)              (318,532)

Provision for Income Taxes                              0                     0                      0
                                                ---------             ---------              ---------

Net Income (Loss)                               $(312,335)            $  (6,197)             $(318,532)
                                                =========             =========              =========

Net Loss Per Common Share - Basic               $    (.03)            $    (.00)             $    (.05)
                                                =========             =========              =========

                 See accompanying notes to financial statements

                          MILLENIUM HOLDING GROUP, INC.
                          (A Development Stage Company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Years Ended December 31, 2000 and 1999 and
        the Period From January 1, 1999 (Inception) to December 31, 2000

                                              Common Stock                            Prior       Deficit from
                                        -------------------------      Paid-in       Retained      Development
                                           Shares        Amount        Capital       Earnings         Stage        Totals
                                           ------        ------        -------       --------         -----        ------
BALANCES, December 31, 1998              21,888,124    $1,094,406     $1,402,219    $(2,496,624)    $       0     $       1
  Reverse stock split on June 2, 1999   (21,183,255)
  Net loss, December 31, 1999                                                                          (6,197)       (6,197)
                                        -----------    ----------     ----------    -----------     ---------     ---------

BALANCES, December 31, 1999                 704,869     1,094,406      1,402,219     (2,496,624)       (6,197)       (6,196)
  Stock for professional services           225,000        11,250         32,800                                     44,050
  Acquisition of assets for stock         1,488,815        74,441         19,360                                     93,801
  5 for 1 forward stock split             9,093,220      (604,502)       604,502                                          0
  Net loss, December 31, 2000                                                                        (312,335)     (312,335)
                                        -----------    ----------     ----------    -----------     ---------     ---------

BALANCES, December 31, 2000              11,511,904    $  575,595     $2,058,881    $(2,496,624)    $(318,532)    $(180,680)
                                        ===========    ==========     ==========    ===========     =========     =========

                 See accompanying notes to financial statements

                          MILLENIUM HOLDING GROUP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 2000 and 1999 and
        the Period From January 1, 1999 (Inception) to December 31, 2000

                                                                                                      January 1, 1999
                                                        For the Year Ended     For the Year Ended     (Inception) to
                                                         December 31, 2000     December 31, 1999     December 31, 2000
                                                         -----------------     -----------------     -----------------

Net income (loss)                                            $(312,335)            $  (6,197)            $(318,532)
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Amortization expense                                          10,831                     0                10,831
  Noncash development and professional services                117,472                     0               117,472
  (Increase) decrease in:
    Prepaid expenses                                                 0               (18,945)              (18,945)
  (Decrease) increase in:
    Accounts payable                                            38,807                     0                38,807
    Accrued wages                                               90,000                 3,750                93,750
    Accrued payroll taxes                                        7,326                   448                 7,774
    Accounts payable - stockholder                              47,942                20,944                68,886
                                                             ---------             ---------             ---------
          Total adjustments                                    312,378                 6,197               318,575
                                                             ---------             ---------             ---------

CASH FLOWS FROM OPERATING ACTIVITIES                                43                     0                    43
                                                             ---------             ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                 0                     0                     0
                                                             ---------             ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock issued for professional services                             0                     0                     0
                                                             ---------             ---------             ---------

NET INCREASE IN CASH                                                43                     0                    43

CASH, beginning of period                                            0                     0                     0
                                                             ---------             ---------             ---------
CASH, end of period                                          $      43             $       0             $      43
                                                             =========             =========             =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                              $       0             $       0             $       0
                                                             =========             =========             =========
  Taxes paid                                                 $       0             $       0             $       0
                                                             =========             =========             =========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Acquisition of proprietary insurance products for
   1,468,436 shares of stock                                                                                73,422
  Acquisition of professional legal services for
   100,000 shares of stock                                                                                   5,000
  Acquisition of insurance agency for 20,379
   shares of stock                                                                                          20,379
  Acquisition of internet consulting for 75,000
   shares of stock                                                                                          28,125
  Acquisition of marketing consulting for 50,000
   shares of stock                                                                                          10,925

                 See accompanying notes to financial statements

                          MILLENIUM HOLDING GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Millenium Holding Group, Inc., (hereinafter "Millenium" or the "Company") is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Business Activity

     Millenium Holding Group, Inc., a Nevada corporation, was incorporated December 22, 1969 under the name AMEX Systems Corporation for the purpose of merging other corporations together to achieve savings from consolidations. The Company had been inactive and has not actively conducted operations, generated revenues or incurred expenses since 1995. In the opinion of management, there are no liabilities, judgments or pending legal actions arising from prior activities of the Company, mergers or merger attempts.

     The name of the Corporation was formally changed to Millenium Holding Group, Inc. during 1999. During 1999 the Company became active again and has started to expand its services and revenues. The Company is currently developing insurance products to sell via the internet. The Company has not generated significant revenue and is still in the development stage of operations. It is anticipated that the Company will become fully operational in late 2001.

     Intangibles

     The insurance agency is being amortized on the straight line method over a ten year period. Reinstatement fees for the Over-the-Counter Bulletin Board (OTCBB) exchange is being amortized over a two year period. Amortization expense for the year ended December 31, 2000 and 1999 was $10,831 and $0, respectively. At December 31, 2000 and 1999, intangibles are net of accumulated amortization of $10,831 and $-0-, respectively.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     Loss per Common Share

     Loss per common share is based on the weighted average number of shares outstanding which was 10,568,460 for the year ended December 31, 2000 and 3,524,345 at December 31, 1999 after adjusting for a 5 to 1 forward stock split on February 25, 2000. Weighted average shares outstanding since inception of development stage (January 1, 1999) is 7,046,402. There are no stock options which would affect dilution.

     Fair Value of Financial Statements

     The carrying amount of cash, accounts payable and accrued liabilities approximate the fair value reported in the balance sheet.

NOTE 2 - MERGERS

     In 1970, 1971 and 1994, the Company completed mergers as follows:

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

     Additional business merger attempts were made in the years 1983 - 1988, with no transactions completed. There were no merger documents signed and no costs incurred in connection with these failed mergers; however, the Company issued an additional 2,588,700 shares of stock in connection with them.

NOTE 3 - PRIOR ACTIVITIES

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

     The Company acquired properties in 1986 for 850,000 shares of stock. The original recorded financial statement value of the properties was $1 and the Company has earned no income from these properties to date.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 4 - PROPRIETARY INSURANCE PRODUCTS

     During 2000, a stockholder and officer transferred proprietary insurance products which he had developed in exchange for 1,468,436 shares of stock. The shares, valued at $.05 par value or $73,422, were issued to the stockholder and the value of transferred product was expensed to development costs. These products include prototypes to be used with actuarial sciences for pricing, reinsurance, market research, development and contract forms.

NOTE 5 - INSURANCE AGENCY

     A stockholder and officer transferred an insurance agency that had a value of $20,379 in exchange for 20,379 shares of stock. The agency was transferred in to service the proprietary insurance products previously transferred into the Company.

NOTE 6 - INCOME TAXES

     The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses.

     Income taxes on continuing operations as of December 31, include the following:

                                                        2000            1999
                                                        ----            ----
     Currently payable                                  $ 0             $ 0
     Deferred                                             0               0
                                                        ---             ---
         Total                                          $ 0             $ 0
                                                        ===             ===

     A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

                                                             2000                         1999
                                                     ----------------------       ----------------------
                                                                % of Pretax                  % of Pretax
                                                     Income        Income          Income       Income
                                                     ------        ------          ------      -------
     Income taxes per statement of operations      $       0          0%          $     0          0%
     Nondeductible development costs                 (13,356)        (4)%               0          0%
     Loss for financial reporting purposes
      without tax expense or benefit                 (92,838)       (30)%          (2,000)       (34)%
                                                   ---------       ----           -------        ---
     Income taxes at statutory rate                $(106,194)       (34)%         $(2,000)       (34)%
                                                   =========       ====           =======        ===

     At December 31, 2000 the Company had a net operating loss carryforward of approximately $136,000 expiring in 2020.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     The Company's deferred tax assets and liabilities at December 31, 2000 and 1999 consist of:

                                                2000                1999
                                                ----                ----
     Deferred tax asset                       $ 80,600            $  1,400
     Valuation allowance                       (80,600)             (1,400)
     Deferred tax liability                          0                   0
                                              --------            --------
                                              $      0            $      0
                                              ========            ========

     Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The deferred tax asset consists of net operating loss carryforwards. No deferred taxes are reflected in the balance sheet at December 31, 2000 and 1999 due to a valuation allowance. As of December 31, 2000, the Company recognized a $79,200 increase in the valuation allowance from 1999.

NOTE 7 - CONTINGENT LIABILITY

     During 1994, the Company entered into an agreement with John and R. Blair Lund to make a market for the stock for the Company. Upon completion of the agreement, these individuals were to be issued 25,000 shares of stock in AMEX Systems Corporation and $5,000 cash in exchange for their services. In the opinion of the Company's management, the agreement was not fully completed and there remains a dispute with the Lunds for compensation earned for partial completion of the agreement.

NOTE 8 - COMMITMENTS AND SUBSEQUENT EVENTS

     The Company has entered into an agreement with an attorney to provide legal and investment counsel services. The agreement calls for monthly payments of $3,500 and the agreement can be terminated by mutual agreement between the parties. The Company has incurred expenses of $33,000 during the current year.

     The Company has entered into an equipment purchase agreement for $75,729 for computer hardware. The agreement was entered into in July 2000 but the hardware was never shipped and the Company reserves the right to cancel the agreement. It is anticipated that the hardware will be received in the summer of 2001 and used in the normal operations of the Company.

     The Company is in the process of raising capital to start full time operations. An agreement with an investment relations consultant was entered into in March 2001 to provide services to market and raise the necessary capital. The consultant will be paid with stock and registrations rights of the Company.

NOTE 9 - STATUS OF OTCBB LISTING

     The Company was delisted from the Over-The-Counter Bulletin Board (OTCBB) exchange listing effective August 30, 1999. The Company was reinstated on December 29, 1999 to the OTCBB listing. The Company incurred expenses of $18,945 for this reinstatement and these costs are being amortized over two years starting in 2000. Effective May 23, 2001, the Company was delisted again from the OTCBB as a result of not filing its Form 10-KSB for the year ended December 31, 2000.