Form 10QSB
period 2001-03-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2001-07-20
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                          MILLENIUM HOLDING GROUP, INC.
                         (Name of Small Business Issuer)


   March 31, 2001                                         0-28431
(For the Quarter Ended)                            (Commission File Number)


        Nevada                                           88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


              3800 Old Cheney Road Suite 101-222, Lincoln, NE 68516 (Address of Principal Executive Offices Including Zip Code)


                                 (402) 434 5690
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of July 17, 2001: 11,511,904

         Transitional Small Business Disclosure Format: YES [ ] NO [X]

                         MILLENIUM HOLDING GROUP, INC.

                                     INDEX
                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at March 31, 2001                                   2

          Statement of Operations for the three months ended
          March 31, 2001, March 31, 2000 and from January 1, 1999
          to March 31, 2001                                                 3

          Statement of Cash Flows for the three months ended
          March 31, 2001, March 31, 2000 and from January 1, 1999
          to March 31, 2001                                                 4

          Notes to the Financial Statements                                 5

     Item 2 - Management's Discussion and Analysis                          6

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities and Use of Proceeds

     Item 3. Default Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MILLENIUM HOLDING GROUP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                           MARCH 31,          DECEMBER 31,
                                                                             2001                2000
                                                                          -----------         -----------
                                                                          (UNAUDITED)          (AUDITED)
                                        ASSETS
ASSETS
  Cash in bank                                                            $         4         $        43
  Reinstatement costs (net of amortization of $12,630 - 2001
   and $9,472 - 2000)                                                           6,315               9,473
  Insurance agency (net of amortization of $1,868 - 2001
   and $1,359 - 2000)                                                          18,511              19,020
   Overriding royalty interest - Rusk and Harrison Counties, Texas                  1                   1
                                                                          -----------         -----------

Total Assets                                                              $    24,831         $    28,537
                                                                          ===========         ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                        $    50,920         $    38,807
  Accrued wages - stockholder                                                 126,750              93,750
  Accrued payroll taxes                                                        10,299               7,774
  Accounts payable - stockholder                                               70,017              68,886
                                                                          -----------         -----------

Total Liabilities                                                             257,986             209,217
                                                                          -----------         -----------

STOCKHOLDERS' EQUITY
  Common stock, $.05 par value, 50,000,000 shares
   authorized, 11,511,904 shares issued and outstanding                       575,595             575,595
  Paid-in capital                                                           2,058,881           2,058,881
  Prior retained earnings (deficit)                                        (2,496,624)         (2,496,624)
  Deficit accumulated during the development stage                           (371,007)           (318,532)
                                                                          -----------         -----------

Total Stockholders' Equity (Deficit)                                         (233,155)           (180,680)
                                                                          -----------         -----------

Total Liabilities and Stockholders' Equity                                $    24,831         $    28,537
                                                                          ===========         ===========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
             For the three months ended March 31, 2001 and 2000 and
          the period from January 1, 1999 (inception) to March 31, 2001

                                             For the Three       For the Three     January 1, 1999
                                              Months Ended        Months Ended      (Inception) to
                                             March 31, 2001      March 31, 2000     March 31, 2001
                                             --------------      --------------     --------------
                                              (Unaudited)         (Unaudited)        (Unaudited)
Revenues                                       $     981          $       0          $   4,124

Expenses
  Salaries and wages                              33,000             22,500            126,750
  Payroll tax expense                              2,525              2,323             10,299
  Development costs                                    0             73,422             73,422
  Amortization expense                             3,667                947             14,498
  Office expenses                                  1,605              3,097             26,730
  Consulting fees                                  1,190                  0             62,869
  Professional fees                               11,469             15,083             60,563
                                               ---------          ---------          ---------

Total Expenses                                    53,456            117,372            375,131
                                               ---------          ---------          ---------

Net Loss Before Provision for Income Taxes       (52,475)          (117,372)          (371,007)

Provision for Income Taxes                             0                  0                  0
                                               ---------          ---------          ---------

Net Income (Loss)                              $ (52,475)         $(117,372)         $(371,007)
                                               =========          =========          =========

Net Loss Per Common Share - Basic              $    (.00)         $    (.02)         $    (.05)
                                               =========          =========          =========

                 See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
             For the three months ended March 31, 2001 and 2000 and
          the period from January 1, 1999 (inception) to March 31, 2001

                                                           For the Three      For the Three     January 1, 1999
                                                            Months Ended       Months Ended      (Inception) to
                                                           March 31, 2001     March 31, 2000     March 31, 2001
                                                           --------------     --------------     --------------
                                                            (Unaudited)        (Unaudited)        (Unaudited)
Net income (loss)                                           $ (52,475)          $(117,372)           $(371,007)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization expense                                        3,667                 947               14,498
    Noncash development and professional services                   0              78,422              117,472
  (Increase) decrease in:
    Prepaid expenses                                                0                   0              (18,945)
  (Decrease) increase in:
    Accounts payable                                           12,113               1,740               50,920
    Accrued wages                                              33,000              22,500              126,750
    Accrued payroll taxes                                       2,525               2,324               10,299
    Accounts payable - stockholder                              1,131              11,439               70,017
                                                            ---------           ---------            ---------
          Total adjustments                                    52,436             117,372              371,011
                                                            ---------           ---------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES                              (39)                  0                    4
                                                            ---------           ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                0                   0                    0
                                                            ---------           ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for professional services                            0                   0                    0
                                                            ---------           ---------            ---------

NET INCREASE (DECREASE) IN CASH                                   (39)                  0                    4

CASH, beginning of period                                          43                   0                    0
                                                            ---------           ---------            ---------
CASH, end of period                                         $       4           $       0            $       4
                                                            =========           =========            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                               $       0           $       0            $       0
                                                            =========           =========            =========
Taxes paid                                                  $       0           $       0            $       0
                                                            =========           =========            =========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Acquisition of proprietary insurance products for
   1,468,436 shares of stock                                   73,422
  Acquisition of professional legal services for 100,000
   shares of stock                                              5,000

                 See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2001. These results have been determined on the basis of generally accepted accounting principles.

NOTE A- BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Millenium Holding Group, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE B - DEVELOPMENT STAGE COMPANY

     Millenium Holding Group, Inc., a Nevada corporation, was incorporated December 22, 1969 under the name AMEX Systems Corporation for the purpose of merging other corporations together to achieve savings from consolidations. The Company had been inactive and has actively conducted operations, generated revenues or incurred expenses since 1995. In the opinion of management, there are no liabilities, judgments or pending legal actions arising from prior activities of the Company, mergers or merger attempts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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