Form 10QSB
period 2001-06-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2001-08-20
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                          MILLENIUM HOLDING GROUP, INC.
                         (Name of Small Business Issuer)


For the Quarter Ended June 30, 2001              Commission File Number  0-28431


       Nevada                                          88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                       3800 Old Cheney Road Suite 101-222
                                Lincoln, NE 68516
           (Address of Principal Executive Offices Including Zip Code)

                                 (402) 434 5690
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 2001 11,611,904

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet at June 30, 2001 and December 31, 2001              3

          Statement of Operations for the six months ended
          June 30, 2001, June 30, 2000 and from January 1, 1999
          to June 30, 2001                                                  4

          Statement of Cash Flows for the three and six months
          ended June 30, 2001, June 30, 2000 and from January 1, 1999
          to June 30, 2001                                                  5

          Notes to Financial Statements                                     6

     Item 2. Management's Discussion and Analysis                           7

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              8

     Item 2. Changes in Securities and Use of Proceeds                      8

     Item 3. Default Upon Senior Securities                                 8

     Item 4. Submission of Matters to a Vote of Security Holders            8

     Item 5. Other Information                                              8

     Item 6. Exhibits and Reports on Form 8-K                               8

Signatures                                                                  9

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY

                                 BALANCE SHEETS


                                                                    June 30,          December 31,
                                                                     2001                2000
                                                                  -----------        -----------
                                                                  (Unaudited)         (Audited)
                                     ASSETS

Assets
  Cash in bank                                                    $        --        $        43
                                                                  -----------        -----------
  Reinstatement costs (net of amortization
   of $18,945 - 2001 and $9,472 - 2000)                                    --              9,473
  Insurance agency (net of amortization of
   of $2,378 - 2001 and $1,359 - 2000)                                 18,002             19,020
  Overriding royalty interest -Rusk and Harrison
   Counties, Texas                                                          1                  1
                                                                  -----------        -----------

        Total Assets                                              $    18,003        $    28,537
                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                                $    69,686        $    38,807
                                                                  -----------        -----------
  Accrued wages - stockholder                                         159,750             93,750
  Accrued payroll taxes                                                12,824              7,774
  Accounts payable - stockholder                                       73,386             68,886
                                                                  -----------        -----------

        Total Liabilities                                             315,646            209,217
                                                                  -----------        -----------
Stockholders' Equity
  Common stock, $.05 par value, 50,000,000 shares authorized,
   11,611,904 shares issued and outstanding at June 30, 2001
   and 11,511,904 at December 31, 2000                                580,595            575,595
  Paid-in capital                                                   2,066,381          2,058,881
  Prior retained earnings (deficit)                                (2,496,624)        (2,496,624)
  Deficit accumulated during the development stage                   (447,995)          (318,532)
                                                                  -----------        -----------

        Total Stockholders' Equity (Deficit)                         (297,643)          (180,680)
                                                                  -----------        -----------

        Total Liabilities and Stockholders' Equity                $    18,003        $    28,537
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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                  (Unaudited)

                              Three Months Ended June 30,    Six Months Ended June 30,        Since
                               -------------------------     -------------------------   January 1, 1999
                                  2001           2000           2001            2000       (Inception)
                               ---------       ---------     ---------       ---------     ----------
Revenues                       $     744       $   1,113     $   1,725       $   1,113      $   4,868

Expenses
  Salaries and wages              33,000          22,500        66,000          45,000        159,750
  Payroll tax expense              2,525           1,723         5,050           4,046         12,824
  Development costs                   --              --            --          73,422         73,422
  Amortization expense             6,824             948        10,491           1,895         21,322
  Office expenses                  8,596           7,365        10,201          10,462         35,326
  Consulting fees                 12,500          93,750        13,690          93,750         75,369
  Professional fees               14,287          12,601        25,756          27,684         74,850
                               ---------       ---------     ---------       ---------      ---------

Total Expenses                    77,732         138,887       131,188         256,259        452,863
                               ---------       ---------     ---------       ---------      ---------

Net Loss Before Income Taxes     (76,988)       (137,774)     (129,463)       (255,146)      (447,995)

Provision for Income Taxes            --              --            --              --             --
                               ---------       ---------     ---------       ---------      ---------

Net Income (Loss)              $ (76,988)      $(137,774)    $(129,463)      $(255,146)     $(447,995)
                               =========       =========     =========       =========      =========

NET LOSS PER COMMON SHARE
 Basic                         $   (0.01)      $   (0.01)    $   (0.01)      $   (0.02)     $   (0.06)
                               =========       =========     =========       =========      =========

                See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND THE PERIOD
                FROM JANUARY 1, 1999 (INCEPTION) TO JUNE 30, 2001

                                                          For the Six Months
                                                            Ended June 30,          January 1,1999
                                                       -------------------------    (Inception) to
                                                         2001             2000       June 30, 2001
                                                       ---------       ---------     -------------
Net income (loss)                                      $(129,463)      $(255,146)      $(447,995)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization expense                                    10,491           1,895          21,322
  Non-cash development and professional services          12,500          73,422         129,972
  (Increase) decrease in:
    Prepaid expenses                                          --              --         (18,945)
  (Decrease) increase in:
    Accounts payable                                      30,879           5,212          69,686
    Accrued wages - stockholder                           66,000          45,000         159,750
    Accrued payroll taxes                                  5,050           4,045          12,824
    Accounts payable - stockholder                         4,500          26,951          73,386
                                                       ---------       ---------       ---------
          Total adjustments                              129,420         156,525         447,995
                                                       ---------       ---------       ---------

Cash Flows From Operating Activities                         (43)        (98,621)             --
                                                       ---------       ---------       ---------

Cash Flows From Investing Activities                          --              --              --
                                                       ---------       ---------       ---------
Cash Flows From Financing Activities
  Stock issued for professional services                      --          98,750              --
                                                       ---------       ---------       ---------

Net Increase (Decrease) in Cash                              (43)            129              --

Cash, beginning of period                                     43              --              --
                                                       ---------       ---------       ---------

Cash, end of period                                    $      --       $     129       $      --
                                                       =========       =========       =========
Supplemental Disclosure of Cash Flow Information:

Interest paid                                          $       0       $       0       $       0
                                                       =========       =========       =========
Taxes paid                                             $       0       $       0       $       0
                                                       =========       =========       =========

Supplemental Disclosure of Non-cash Financing Activities:
  2001 - Acquisition of investor relations services
         for 100,000 shares of stock                                      12,500

  2000 - Acquisition of proprietary insurance products
         for 1,468,436 shares of stock                                    73,422

  2000 - Acquisition of professional legal services for
         100,000 shares of stock                                           5,000

                 See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2001. These results have been determined on the basis of generally accepted accounting principles.

NOTE A- BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Millenium Holding Group, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE B - DEVELOPMENT STAGE COMPANY

     Millenium Holding Group, Inc., a Nevada corporation, was incorporated December 22, 1969 under the name of AMEX Corporation, (later changed to AMEX System Corporation), for the purpose of merging other corporations together to achieve savings from consolidations. The Company had been inactive and has not actively conducted operations, generated revenues or incurred expenses since 1995. In the opinion of management, there are no liabilities, judgments or pending legal actions arising from prior activities of the Company, mergers or merger attempts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S PLAN OF OPERATION

     Millenium Holding Group, Inc. (OTC BB :MNHG) is a publicly traded and fully reporting financial services Company in early stage development. The company was relisted for trading on the OTC BB on August 13, 2001. The passage of the Financial Modernization Act (Gramm-Leach-Bliley Act) will radically overhaul the nation's banking, insurance and securities markets. The Act allows one Company to possess all three disciplines. The officers and directors of the Company have years of experience in the insurance industry. The Company is also actively pursuing the creation of an Internet National Bank and exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market.

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

     The software required for the Internet bank is in control of the majority shareholder and will be leased to the Company by the principal shareholder. It is state of the art and can service up to a fourteen billion-dollar bank. The Systems will provide an automation Systems with multi-currency and multi-lingual abilities. The core Systems is stable and secure with an adaptable foundation that allows the Company to continue to focus its resources and attention on delivering products and services to its customers. The software, which can be adapted to the insurance business, will be the center of the Company's business, consists of the following five components:

     *    The Customer Information Component tracks data on all customers.
     * The Deposit Accounting component processes all deposit products, ranging from checking, Money Market, savings, passbook and club accounts to certificate of deposit, time deposit open accounts, OIDs and IRAs.
     * The Loan Accounting component processes personal, credit line, business and real estate loans.
     * The Transaction Processing component is the manager and dispatcher of monetary transactions.
     * The Executive Information component houses the general ledger and is the source of financial management information.

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

                           PART II. OTHER INFORMATION

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          The Company filed four reports reports on Form 8-K during the quarterly period ending June 30, 2001 and to date:

          On April 4, 2001, and amended on April 6, 2001 and July 19, 2001 announcing a change in registrant's certifying accountant;

          On May 25, 2001 announcing that the registrant had been delisted from the OTC BB.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLENIUM HOLDING GROUP, INC..


August 20, 2001                    /s/ Richard L. Ham
                                   --------------------------------------
                                   Richard L. Ham, Director and President