Form 10QSB
period 2001-09-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2002-01-11
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10 - QSB
                                Quarterly Report
                          Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                          MILLENIUM HOLDING GROUP, INC.
                         (Name of Small Business Issuer)


 For the Quarter Ended                           Commission File Number
   September 30, 2001                                    0-28431


         Nevada                                        88-0109108
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

                            [X] YES           [ ] NO

        Number of shares outstanding of each of the issuer's classes of common equity, as of January 11, 2002
                                   11,641,904

Transitional Small Business Disclosure Format: [ ] Yes [X] No

MILLENIUM HOLDING GROUP, INC.
INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet at September 30, 2001 and December 31, 2000

Statement of Operations for the nine months ended September 30, 2001, September 30, 2000 and from January 1, 1999 to September 30, 2001

Statement of Cash Flows for the three and nine months ended
  September 30, 2001, September 30, 2000 and from January 1, 1999 to September 30, 2001

Item 2 - Management's Discussion and Analysis

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Default Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Statement of Information Furnished

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2001. These results have been determined on the basis of generally accepted accounting principles.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY
                                 BALANCE SHEETS

                                     ASSETS

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2001            2000
                                                             (UNAUDITED)      (AUDITED)
                                                             -----------      ---------
Assets
  Cash in bank                                              $        --      $        43
  Overriding royalty interest - Rusk and Harrison
    Counties, Texas                                                   1                1
                                                            -----------      -----------

    Total Assets                                            $         1      $        44
                                                            ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                          $    96,221      $    38,807
  Accrued wages - stockholder                                   192,750           93,750
  Accrued payroll taxes                                          15,349            7,774
  Accrued interest                                                  507               --
  Accounts payable - stockholder                                 66,394           68,886
  Loan payable                                                   25,000               --
                                                            -----------      -----------

    Total Liabilities                                           396,221          209,217
                                                            -----------      -----------
Stockholders' Equity
Common stock, $.05 par value, 50,000,000 shares
  authorized, 11,641,904 - September 30, 2001 and
  11,511,904 - December 31, 2000 shares issued and
  outstanding                                                   582,095          575,595
Paid-in capital                                               2,057,252        2,038,502
Prior retained earnings (deficit)                            (2,496,624)      (2,496,624)
Deficit accumulated during the development stage               (538,943)        (326,646)
                                                            -----------      -----------

    Total Stockholders' Equity (Deficit)                       (396,220)        (209,173)
                                                            -----------      -----------

      Total Liabilities and Stockholders' Equity            $         1      $        44
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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                    Three Months Ended            Nine Months Ended            Since
                                       September 30,                 September 30,        January 1, 1999
                                --------------------------    --------------------------  ---------------
                                   2001           2000           2001           2000        (Inception)
                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                -----------    -----------    -----------    -----------     ---------
REVENUES                         $     733      $     644      $   2,458      $   3,432      $  12,876

EXPENSES
  Salaries and wages                33,000         22,500         99,000         67,500        192,750
  Payroll tax expense                2,525          1,560          7,575          5,606         15,349
  Development costs                     --             --             --         73,422         73,422
  Office expenses                   10,619         20,310         20,820         30,772         45,945
  Interest expense                     507             --            507             --            507
  Consulting fees                    9,500        (54,700)        23,190         39,050         84,869
  Professional fees                 37,907          8,436         63,663         37,795        138,977
                                 ---------      ---------      ---------      ---------      ---------

TOTAL EXPENSES                      94,058         (1,894)       214,755        254,145        551,819
                                 ---------      ---------      ---------      ---------      ---------

Net Loss Before Income Taxes       (93,325)         2,538       (212,297)      (250,713)      (538,943)

PROVISION FOR INCOME TAXES              --             --             --             --             --
                                 ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS)                $ (93,325)     $   2,538      $(212,297)     $(250,713)     $(538,943)
                                 =========      =========      =========      =========      =========
NET LOSS PER COMMON SHARE -
 BASIC                           $    (.00)     $     .00      $    (.01)     $    (.02)     $    (.06)
                                 =========      =========      =========      =========      =========

                See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND THE PERIOD
             FROM JANUARY 1, 1999 (INCEPTION) TO SEPTEMBER 30, 2001

                                                      For the Nine         For the Nine        January 1,1999
                                                      Months Ended         Months Ended        (Inception) to
                                                   September 30, 2001   September 30, 2000   September 30, 2001
                                                   ------------------   ------------------   ------------------
Net income (loss)                                       $(212,297)           $(250,713)           $(538,943)
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Non-cash development and professional
    services                                               25,250              117,472              142,722
  (Increase) decrease in:
      Prepaid expenses                                         --                   --                   --
  (Decrease) increase in:
      Accounts payable                                     57,414               14,413               96,221
      Accrued wages - stockholder                          99,000               67,500              192,750
      Accrued payroll taxes                                 7,575                5,604               15,349
      Interest payable                                        507                   --                  507
      Accounts payable - stockholder                       (2,492)              45,726               66,394
      Loan payable                                         25,000                   --               25,000
                                                        ---------            ---------            ---------
          Total adjustments                               212,254              250,715              538,943
                                                        ---------            ---------            ---------

Cash Flows From Operating Activities                          (43)                   2                   --
                                                        ---------            ---------            ---------

Cash Flows From Investing Activities                           --                   --                   --
                                                        ---------            ---------            ---------
Cash Flows From Financing Activities                           --                   --                   --
                                                        ---------            ---------            ---------
Net Increase (Decrease) in Cash                               (43)                   2                   --

Cash, beginning of period                                      43                   --                   --
                                                        ---------            ---------            ---------
Cash, end of period                                     $      --            $       2            $      --
                                                        ---------            ---------            ---------
Supplemental Disclosure of Cash Flow Information:
     Interest paid                                      $     -0-            $     -0-            $     -0-
                                                        ---------            ---------            ---------
     Taxes paid                                         $     -0-            $     -0-            $     -0-
                                                        ---------            ---------            ---------

Supplemental Disclosure of Non-cash Financing Activities:
  2001 - Acquisition of professional services for 5,000
      shares of stock                                                        250
  2001 - Acquisition of investor relations services for 100,000
      shares of stock                                                     12,500
  2000 - Acquisition of proprietary insurance products for 1,468,436
      shares of stock                                                     73,422
  2000 - Acquisition of professional legal services for 100,000
      shares of stock                                                      5,000

                See accompanying notes to financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE A- BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Millenium Holding Group, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

          The name of the Corporation was formally changed to Millenium Holding Group, Inc. during 1999. During 1999 the Company became active again and has started to expand its services and revenues. The Company is currently developing insurance products to sell via the internet. The Company has not generated significant revenue and is still in the development stage of operations. Realization of a major portion of its assets is dependent upon the Company's ability to successfully develop and market its products, meet future financing requirements and the success of future operations.

NOTE C - PRIOR PERIOD ADJUSTMENT

          The Company has restated its financial statements for 2001 and 2000 for professional services, which were originally capitalized but should have been expensed. As a result of these changes the net income for the first nine months of 2001 is stated correctly and net loss for 2000 decreased by $4,433. Prior to 2000 net loss increased by $18,945.

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

The cost associated with the acquisition and leasing of the software developed by Banking Software Co. and the integration technology created by IBM as well as the hiring of the numerous employees necessary to launch the Internet Bank will indubitable precipitate either a public offering or the existing shareholders will re-invest on a private basis. The Company will attempting to raise at least five million dollars ($5,000,000), net of all fees and organizational costs.

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

     A Exhibits

3.1 Articles of Incorporation with Amendments filed with the Form 10 SB on December 9, 1999 and incorporated by reference

3.2 By Laws filed with the Form 10 SB on December 9, 1999 and incorporated by reference

3.3 Computation per share earnings filed with Form 10 K SB FOR YEAR END 2000 and incorporated by reference and in current financial statements.

(B) Reports on Form 8-K

     None

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MILLENIUM HOLDING GROUP, INC.

January 11, 2002                          /s/ Richard L. Ham
                                          --------------------------------------
                                          Richard L. Ham, Director and President