Form 10KSB/A
period 2000-12-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2002-03-19
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                   As Restated

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                          MILLENIUM HOLDING GROUP, INC.
                  (Formally known as Amex Systems Corporation)
                       (Name of Small Business Registrant)

                                     0-28431
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

Transitional Small Business Disclosure Format: ( ) Yes (X) No

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on December 9, 1999 (file No. 000-28431), is incorporated in Part III 13(a). (2) An 8-K filed on February 18, 2000 disclosing the fact that the Company acquired certain proprietary products from Mr. Richard Ham the President and beneficial owner of the controlling shareholder of the Company. The Company agreed to issue 1,468,436 shares of Restricted common shares at a value of $.05 per share, which equals the amount, expended by Mr. Ham. The shares of the Company were not trading at the time of the acquisition. The Company also disclosed the execution of a Letter of Intent wherein the Company agreed to purchase with stock and cash the Stanford Life Insurance Company. An 8-K filed on March 7, 2000 disclosing the fact that there was a change of control of the Company based upon the acquisition of the assets from Mr. Ham. The 8-K also disclosed the fact that the Board of Directors had approved a 5 for 1 forward stock split. An 8-K filed on March 16, 2000 disclosing the fact that the NASD had assigned a new CUSIP number to the Company because of the forward stock split. The registrant filed an 8-K on March 17, 2000 announcing the assignment of a new trading symbol (MNHG). An 8-K filed on May 1, 2000 announcing the acquisition, with restricted common shares, of an insurance agency owned by Mr. Ham the president of the registrant. An 8-K filed on July 13, 2000 announcing a contract with IBM and Yojna. An 8K filed on April 4, 2001 as amended by an 8K filed on April 6, 2001 announcing a change in registrant's certifying accountant with a further amendment dated July 12, 2001. An 8-K filed on May 25, 2001 announcing that the registrant had been delisted from the OTCBB. The information found in this paragraph (2) is incorporated in Part III 13(b). The original controlling shareholder and subsequent controlling shareholder filed Schedules 13D and 13G which are incorporated by reference.

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX
                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                              1
           BUSINESS DEVELOPMENT                                               1
           BUSINESS                                                           1
           PATENTS                                                            2

ITEM 2.  DESCRIPTION OF PROPERTY                                              3
ITEM 3.  LEGAL PROCEEDINGS                                                    3
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  3

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS                                                              3
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                        4
ITEM 7.  FINANCIAL STATEMENTS                                                 5
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL MATTERS                                                    5

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                    6
ITEM 10. EXECUTIVE COMPENSATION                                               7
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       8
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       8
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                     9

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

BUSINESS

Millenium Holding Group, Inc. (OTCBB: MNHG) is a publicly traded and fully reporting financial services Company in early stage development. The passage of the Financial Modernization Act (Gramm-Leach-Bliley Act) will radically overhaul the nation's banking, insurance and securities markets. The Act allows one Company to possess all three disciplines. Millenium Holding intends to, and is actively pursuing the creation of an Internet National Bank and an Internet Insurance Company. It is also exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office is located at 3800 Old Cheney Road Suite 101 222 Lincoln, NE 68516 and the telephone number is (402) 434-5690. The Company leases space in the building where the operation of the Company is housed. The premises and contents are fully insured.

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

The company has been able to determine the following the high and low sales prices for each quarter from 3/31/00 to date as follows:

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

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

Millenium Holding Group, Inc. (Pink Sheets: MNHG) is a publicly traded and fully reporting financial services Company in early stage development. The passage of the Financial Modernization Act (Gramm-Leach-Bliley Act) will radically overhaul the nation's banking, insurance and securities markets. The Act allows one Company to possess all three disciplines The officers and directors of the Company have years of experience in the insurance industry. The Company is also actively pursuing the creation of an Internet National Bank and exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market.

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

Mr. Ham an officer and stockholder transferred an insurance agency that had a value of $20,379 in exchange for 20,379 shares of stock. The agency was transferred in to service the proprietary insurance products previously transferred into the Company. The transaction was treated as a recapitalization for 1999 and 2000.

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

The registrant on, June 19, 2001 retained Hobe & Lucas Certified Public Accountants, Inc. of Independence, Ohio as its principal accountant. Neither the registrant nor anyone on its staff has consulted Hobe & Lucas Certified Public Accountants, Inc during the two most recent past fiscal years, and any later interim period, regarding any matter for which reporting is required under regulation SB, Item 304(a) (2) (i) or (ii) and the related instructions. The Board of Directors approved the appointment of Hobe & Lucas Certified Public Accountants, Inc

                                    PART III

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     3.1 Articles of Incorporation with Amendments filed with the Form 10SB on December 9, 1999 and incorporated by reference

     3.2 By Laws filed with the Form 10SB on December 9, 1999 and incorporated by reference

     3.3 Computation per share earnings in filed with Form 10SB on December 9, 1999 and incorporated by reference and in current financial statements.

     23   Consent of Accountant

(b) Reports on Form 8-K

     The Company filed nine (9) reports on Form 8-K to date.

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

     On July 13, 2000 announcing a contract with IBM and Yojna.

     On April 4, 2001 as amended by an 8K filed on April 6, 2001 announcing a change in registrant's certifying accountant with a further amendment dated July 12, 2001.

     On May 25, 2001 announcing that the registrant had been delisted from the OTCBB.

     Schedules 13D and 13G were also filed by Mr. Ham on March 6th and 7th, 2000 respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Millenium Holding Group, Inc.

March 18, 2002                          /s/ Richard L. Ham
                                        --------------------------------------
                                        Richard L. Ham, Director and President


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

Notes to the Financial Statements .........................................  F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Millenium Holding Group, Inc.
Lincoln, Nebraska

We have audited the accompanying balance sheets of Millenium Holding Group, Inc. (a Development Stage Company) as of December 31, 2000 and 1999 and the related statements of income, stockholders' equity and cash flows for the years then ended and the period beginning January 1, 1999 (inception) and ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millenium Holding Group, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                 /s/ Hobe & Lucas
                                 Certified Public Accountants, Inc.


Cleveland, Ohio
July 9, 2001 (except for Note 10
for which the date is January 11, 2002)

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999

                                                                              2000              1999
                                                                           -----------       -----------
                                     ASSETS
Assets
  Cash in bank                                                             $        43       $         0
  Overriding royalty interest - Rusk and Harrison Counties,
   Texas                                                                             1                 1
                                                                           -----------       -----------
       Total Assets                                                        $        44       $         1
                                                                           ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                                         $    38,807       $         0
  Accrued wages - stockholder                                                   93,750             3,750
  Accrued payroll taxes                                                          7,774               448
  Accounts payable - stockholder                                                68,886            20,944
                                                                           -----------       -----------

       Total Liabilities                                                       209,217            25,142
                                                                           -----------       -----------

Stockholders' Equity
  Common stock, $.05 par value, 50,000,000 shares authorized,
   11,511,904 - 2000 and 704,869 - 1999 shares issued and outstanding          575,595         1,094,406
  Paid-in capital                                                            2,038,502         1,402,219
  Prior retained earnings (deficit)                                         (2,496,624)       (2,496,624)
  Deficit accumulated during the development stage                            (326,646)          (25,142)
                                                                           -----------       -----------

       Total Stockholders' Equity (Deficit)                                   (209,173)          (25,141)
                                                                           -----------       -----------

       Total Liabilities and Stockholders' Equity                          $        44       $         1
                                                                           ===========       ===========

                 See accompanying notes to financial statements

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999 AND
        THE PERIOD FROM JANUARY 1, 1999 (INCEPTION) TO DECEMBER 31, 2000


                                               For the Year          For the Year        January 1, 1999
                                                  Ended                 Ended             (Inception) to
                                            December 31, 2000     December 31, 1999     December 31, 2000
                                            -----------------     -----------------     -----------------
Revenues                                        $   4,818             $   5,600             $  10,418

Expenses
  Salaries and wages                               90,000                 3,750                93,750
  Payroll tax expense                               7,326                   448                 7,774
  Development costs                                73,422                     0                73,422
  Office expenses                                  23,756                 1,369                25,125
  Consulting fees                                  61,679                     0                61,679
  Professional fees                                50,139                25,175                75,314
                                                ---------             ---------             ---------

Total Expenses                                    306,322                30,742               337,064
                                                ---------             ---------             ---------

Net Loss Before Provision for Income Taxes       (301,504)              (25,142)             (326,646)

Provision for Income Taxes                              0                     0                     0
                                                ---------             ---------             ---------

Net Income (Loss)                               $(301,504)            $ (25,142)            $(326,646)
                                                =========             =========             =========

Net Loss Per Common Share - Basic               $    (.02)            $    (.03)            $    (.05)
                                                =========             =========             =========

                 See accompanying notes to financial statements

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
              FROM JANUARY 1, 1999 (INCEPTION) TO DECEMBER 31, 2000

                                              Common Stock                         Prior      Deficit from
                                        ------------------------    Paid-in       Retained     Development
                                          Shares        Amount      Capital       Earnings        Stage       Totals
                                          ------        ------      -------       --------        -----       ------
BALANCES, December 31, 1998             21,888,124    $1,094,406   $1,402,219   $(2,496,624)   $       0    $       1

  Reverse stock split on June 2, 1999  (21,183,255)
  Net loss, December 31, 1999                                                                    (25,142)     (25,142)
                                       -----------    ----------   ----------   -----------    ---------    ---------
BALANCES, December 31, 1999                704,869     1,094,406    1,402,219    (2,496,624)     (25,142)     (25,141)

  Stock for professional services          225,000        11,250       32,800                                  44,050
  Acquisition of assets for stock        1,488,815        74,441       (1,019)                                 73,422
  5 for 1 forward stock split            9,093,220      (604,502)     604,502                                       0
  Net loss, December 31, 2000                                                                   (301,504)    (301,504)
                                       -----------    ----------   ----------   -----------    ---------    ---------

BALANCES, December 31, 2000             11,511,904    $  575,595   $2,038,502   $(2,496,624)   $(326,646)   $(209,173)
                                       ===========    ==========   ==========   ===========    =========    =========

                 See accompanying notes to financial statements

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
          FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
              FROM JANUARY 1, 1999 (INCEPTION) TO DECEMBER 31, 2000

                                                           For the Year        For the Year       January 1, 1999
                                                               Ended               Ended          (Inception) to
                                                         December 31, 2000   December 31, 1999   December 31, 2000
                                                         -----------------   -----------------   -----------------
Net income (loss)                                            $(301,504)          $ (25,142)          $(326,646)

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Amortization expense                                              0                   0                   0
   Noncash development and professional services               117,472                   0             117,472
 (Increase) decrease in:
   Prepaid expenses                                                  0                   0                   0
 (Decrease) increase in:
   Accounts payable                                             38,807                   0              38,807
   Accrued wages                                                90,000               3,750              93,750
   Accrued payroll taxes                                         7,326                 448               7,774
   Accounts payable - stockholder                               47,942              20,944              68,886
                                                             ---------           ---------           ---------
        Total adjustments                                      301,547              25,142             326,689
                                                             ---------           ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES                                43                   0                  43
                                                             ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                 0                   0                   0
                                                             ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for professional services                             0                   0                   0
                                                             ---------           ---------           ---------

NET INCREASE IN CASH                                                43                   0                  43

CASH, beginning of period                                            0                   0                   0
                                                             ---------           ---------           ---------
CASH, end of period                                          $      43           $       0           $      43
                                                             =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                              $       0           $       0           $       0
                                                             =========           =========           =========
  Taxes paid                                                 $       0           $       0           $       0
                                                             =========           =========           =========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Acquisition of proprietary insurance products for
   1,468,436 shares of stock                                                                            73,422
  Acquisition of professional legal services for
   100,000 shares of stock                                                                               5,000
  Acquisition of internet consulting for 75,000
   shares of stock                                                                                      28,125
  Acquisition of marketing consulting for 50,000
   shares of stock                                                                                      10,925

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

     LOSS PER COMMON SHARE

     Loss per common share is based on the weighted average number of shares outstanding which was 10,568,460 for the year ended December 31, 2000 and 3,524,345 at December 31, 1999 after adjusting for a 5 to 1 forward stock split on February 25, 2000. Weighted average shares outstanding since inception of development stage (January 1, 1999) is 7,046,402. There are no stock options that would affect dilution.

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

NOTE 5 - INSURANCE AGENCY

     A stockholder and officer transferred an insurance agency that had a value of $20,379 in exchange for 20,379 shares of stock. The agency was transferred in to service the proprietary insurance products previously transferred into the Company. The transaction was treated as a recapitalization for 1999 and 2000.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 6 - INCOME TAXES

     The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses. As of the report date, the Internal Revenue Service has not imposed any interest or penalties for failure to file. Due to previous losses management does not anticipate interest or penalties will be imposed.

     Income taxes on continuing operations as of December 31, include the following:

                                                  2000              1999
                                                  ----              ----
     Currently payable                            $  0              $  0
     Deferred                                        0                 0
                                                  ----              ----
         Total                                    $  0              $  0
                                                  ====              ====

     A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

                                                          2000                        1999
                                                 ------------------------     ----------------------
                                                              % of Pretax                % of Pretax
                                                   Income        Income       Income        Income
                                                   ------        ------       ------        ------
    Income taxes per statement of operations     $       0           0%        $    0           0%
    Nondeductible development costs                (24,963)         (4)%            0           0%
    Loss for financial reporting purposes
     without tax expense or benefit                (77,548)        (30)%       (8,548)        (34)%
                                                   -------        ----         ------        ----
    Income taxes at statutory rate               $(102,511)        (34)%     $ (8,548)        (34)%
                                                 ========         ====       ========        ====

     At December 31, 2000 the Company had a net operating loss carryforward of approximately $150,000 expiring in 2020.

     The Company's deferred tax assets and liabilities at December 31, 2000 and 1999 consist of:

                                                2000                1999
                                              --------            --------
     Deferred tax asset                       $ 87,600            $  8,400
     Valuation allowance                       (87,600)             (8,400)
     Deferred tax liability                          0                   0
                                              --------            --------
                                              $      0            $      0
                                              ========            ========

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The deferred tax asset consists of net operating loss carry forwards. No deferred taxes are reflected in the balance sheet at December 31, 2000 and 1999 due to a valuation allowance. As of December 31, 2000, the Company recognized a $79,200 increase in the valuation allowance from 1999.

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

NOTE 9 - STATUS OF OTCBB LISTING

     The Company was delisted from the Over-The-Counter Bulletin Board (OTCBB) exchange listing effective August 30, 1999. The Company was reinstated on December 29, 1999 to the OTCBB listing. The Company incurred expenses of $18,945 for this reinstatement. Effective May 23, 2001, the Company was delisted again from the OTCBB as a result of not filing its Form 10-KSB for the year ended December 31, 2000.

NOTE 10 - PRIOR PERIOD ADJUSTMENT

     The financial statements are being restated for 1999 and 2000. In 1999, the Company capitalized certain professional fees for reinstatement to the Over-The-Counter-Bulletin-Board (OTCBB) exchange that should have been expensed in the year incurred. Additionally, the major shareholder contributed an insurance agency in 2000 that was treated as a purchase of insurance contracts, however should have been treated as a recapitalization. The effect of correcting these errors was to decrease net loss by $10,831 in 2000 and increase net loss by $18,945 in 1999. Net loss from inception (January 1, 1999) increased by $8,114 as a result of these changes.