Form 10KSB
period 2001-12-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2002-05-14
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001       Commission File Number 0-28431


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

                                 (402) 434 5690
                         (Registrants Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock par value $0.05
                                (Title of Class)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

The registrant's revenues for its most recent fiscal year were $3,433.00

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.05) as of December 31, 2001 is 12,328,904. The closing price of the shares on May 10, 2002 was $0.15. The market value of the Common Shares held by non-affiliates was $430,033.00.

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

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                             1
           BUSINESS DEVELOPMENT                                              1
           BUSINESS                                                          1
           PATENTS                                                           2

ITEM 2.  DESCRIPTION OF PROPERTY                                             2
ITEM 3.  LEGAL PROCEEDINGS                                                   2
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 3

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS                                                             3
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                       3
ITEM 7.  FINANCIAL STATEMENTS                                                5
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                               5

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   6
ITEM 10. EXECUTIVE COMPENSATION                                              7
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      7
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      8
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    8
SIGNATURES                                                                   9
FINANCIAL STATEMENTS                                                        F-1

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

The Company has entered into a Letter of Intent to acquire, with stock and cash, a life insurance company. The company was unable to close this transaction.

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

The company incurred $73,422 in development costs for proprietary insurance products from Mr. Ham. Furthermore, in that the Company is strictly service orientated, there have been no costs associated with environmental compliance.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The company has been able to determine the following the high and low sales prices for each quarter from 3/31/00 to date as follows:

     Quarter              High               Low                Close
     -------              ----               ---                -----
     3/31/00              0.125              0.001              0.125
     6/30/00              2.00               0.62               0.59
     9/30/00              1.06               0.37               0.50
     12/31/00             1.06               0.13               0.19
     3/31/01              0.56               0.125              0.125
     6/30/01              0.30               0.02               0.032
     9/30/01              0.80               0.80               0.80
     12/31/01             0.25               0.25               0.25

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

Richard Ham and Ham Consulting Company, the principal shareholders, will satisfy the Company's cash requirements in the near future. The principal shareholders have no expectations of reimbursement of the funds advanced other than restricted stock payment in lieu of cash. It has no way of determining whether there will be any type of reimbursement in the future. During February of 2002, the Company issued 229,795 shares at $0.35 per share to its chief executive and controlling shareholder to reimburse him for expenses paid on behalf of the Company. The Company also issued 209,375 restricted shares to this shareholder in exchange for 167,500 shares he sold to meet certain financial obligations of the Company.

The cost associated with the acquisition and leasing of the software developed by Banking Software Co. and the integration technology created by IBM as well as the hiring of the numerous employees necessary to launch the Internet Bank will precipitate either a public offering or the existing shareholders will re-invest on a private basis. The Company will raise at least five million dollars ($5,000,000), net of all fees and organizational costs.

Mr. Ham an officer and stockholder transferred an insurance agency that had a value of $20,379 in exchange for 20,379 shares of stock. The agency was transferred in to service the proprietary insurance products previously transferred into the Company. The transaction was treated as a recapitalization for 1999 and 2000.

The software required for the Internet bank is state of the art and can service up to a fourteen billion-dollar bank. The Systems will provide an automation Systems with multi-currency and multi-lingual abilities. The core system is stable and secure with an adaptable foundation that allows the Company to continue to focus its resources and attention on delivering products and services to its customers. The software, which can be adapted to the insurance business, will be the center of the Company's business, consists of the following five components:

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

There are no other plans to develop new products within the next 12-month period.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On January 24, 2001, Dana F. Cole & Co. of Lincoln Nebraska, the registrant's certifying accountant decided to withdraw as the registrant's principal accountant. The principal accountant's report on the financial statements for the past year contained no adverse opinion or a disclaimer of opinion, nor was qualified nor modified as to uncertainty, audit scope, or accounting principals.

During the registrant's two most recent fiscal years and any subsequent interim period preceeding said withdrawal, there were no disagreements with the former accountants on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv) (B) through (E).

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has two officers and two directors.

Name                       Age               Position and Offices Held
----                       ---               -------------------------
Richard L. Ham             48        President, Treasurer and Member of the
                                     Board of Directors

Carla Aufdenkamp           39        Vice President, Secretary and Member of the
                                     Board of Directors

There are no agreements that a director will resign at the request of another person and the above named Directors are not acting on behalf of nor will act on behalf of another person.

The following is a brief summary of the Directors and Officers including their business experiences for the past five years.

Richard L. Ham has twenty-five years experience in the financial planning and insurance industry. For the past seventeen of those twenty-five years, he has been involved in project management and business consulting. Seven of those seventeen years have been as the president of the Company formerly known as Amex Systems Corporation. Mr. Ham is also a licensed health and life insurance consultant. He has served as one of the first qualified continuing education instructors for the states of Nebraska and Iowa. Mr. Ham has conducted seminars throughout the Midwest for agents, agencies and other organizations on product knowledge, estate planning, motivation and promotion.

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

Carla Aufdenkamp has over twenty years experience in all phases of financial and insurance administration. She is very knowledgeable in office management, computer systems, organization, accounting and auditing. Ms. Aufdenkamp has worked with Ham Consulting for the past five years as its administrator and is employed by the Company. Ms. Aufdenkamp is married to Mr. Ham.

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

Based upon a review of these reports the Company has concluded that a Form 4 was filed, even though the shares of stock had not been received by the shareholder as of the date of filing, by those required to file said report covering the change of beneficial ownership of securities. It is also clear that schedules 13D and 13G were filed.

ITEM 10. EXECUTIVE COMPENSATION

The President of the Company has been accruing a monthly salary of $7,500.00 and the Secretary accrues $3,500.00 monthly. The salaries have been accruing since January 1, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the Common Stock ownership of each person and /or group known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial. The only class of stock issued is Common.

Name and Address                        Amount of Beneficial       Percentage of
of Beneficial Owner                          Ownership                 Class
-------------------                          ---------                 -----
Ham Consulting Company. (*)                  2,099,455                  17%
3800 Old Cheney Road Ste 101-222
Lincoln, NE 68516

Richard L. Ham
3800 Old Cheney Road Ste 101-222             7,362,559                  59.7%
Lincoln, NE 68516

All Executive Officers and
Directors as a Group (2)                     9,462,014                  76.7%

----------
(*) Mr. Ham and his wife own 80% of Ham Consulting Co. Reginald L. Chamorre who resides in Belgium and is not active in the management of the Company owns the balance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

(b) Reports on Form 8-K

The Company filed two (2) reports on Form 8-K during 2001.

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

                                        Millenium Holding Group, Inc.


May 13, 2002                            /s/ Richard L. Ham
                                        ---------------------------------
                                        Richard L. Ham,
                                        Director and President


                                        /s/ Carla Aufdenkamp
                                        ---------------------------------
                                        Carla Aufdenkamp
                                        Vice President/Secretary/Director

                          MILLENIUM HOLDING GROUP, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Millenium Holding Group, Inc.
Lincoln, Nebraska

We have audited the accompanying balance sheets of Millenium Holding Group, Inc. (a Development Stage Company) as of December 31, 2001 and 2000 and the related statements of income, stockholders' equity and cash flows for the years then ended and the period beginning January 1, 1999 (inception) and ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millenium Holding Group, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 11, the Company has been in the development stage since its reactivation and inception in December, 1999. Realization of a major portion of its assets is dependant upon the Company's ability to successfully develop and market its products, meet future financing requirements and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.


                                    /s/ Hobe & Lucas
                                    Certified Public Accountants, Inc.

Cleveland, Ohio
April 17, 2002

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000


                                                                      2001              2000
                                                                   -----------       -----------
                                     ASSETS
Assets
  Cash in bank                                                     $       139       $        43
  Architectural study costs                                             21,325                --
  Prepaid expense                                                       10,000                --
  Overriding royalty interest - Rusk and Harrison
   Counties, Texas                                                           1                 1
                                                                   -----------       -----------

       Total Assets                                                $    31,465       $        44
                                                                   ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                                 $   170,888       $    38,807
  Accrued wages - stockholder                                          225,750            93,750
  Accrued payroll taxes                                                 17,874             7,774
  Accounts payable - stockholder                                        80,428            68,886
                                                                   -----------       -----------

       Total Liabilities                                               494,940           209,217
                                                                   -----------       -----------
Stockholders' Equity
  Common stock, $.05 par value, 50,000,000 shares authorized,
   12,328,904 - 2001 and 11,511,904 - 2000 shares issued
   and outstanding                                                     616,445           575,595
  Paid-in capital                                                    2,108,627         2,038,502
  Prior retained earnings (deficit)                                 (2,496,624)       (2,496,624)
  (Deficit) accumulated during the development stage                  (691,923)         (326,646)
                                                                   -----------       -----------

       Total Stockholders' Equity (Deficit)                           (463,475)         (209,173)
                                                                   -----------       -----------

           Total Liabilities and Stockholders' Equity              $    31,465       $        44
                                                                   ===========       ===========

                 See accompanying notes to financial statements

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000 AND
        THE PERIOD FROM JANUARY 1, 1999 (INCEPTION) TO DECEMBER 31, 2001


                                                                                 January 1, 1999
                                   For the Year Ended     For the Year Ended      (Inception) to
                                    December 31, 2001      December 31, 2000     December 31, 2001
                                    -----------------      -----------------     -----------------
Revenues                               $   3,433              $   4,818             $  13,851
                                       ---------              ---------             ---------
Expenses
  Salaries and wages                     132,000                 90,000               225,750
  Payroll tax expense                     10,100                  7,326                17,874
  Development costs                           --                 73,422                73,422
  Office expenses                         38,832                 23,756                63,957
  Consulting fees                        102,315                 61,679               163,994
  Professional fees                       85,463                 50,139               160,777
                                       ---------              ---------             ---------

Total Expenses                           368,710                306,322               705,774
                                       ---------              ---------             ---------
Net (Loss) Before Provision for
 Income Taxes                           (365,277)              (301,504)             (691,923)

Provision for Income Taxes                     0                      0                     0
                                       ---------              ---------             ---------

Net Income (Loss)                      $(365,277)             $(301,504)            $(691,923)
                                       =========              =========             =========
Net (Loss) Per Common Share
  Basic                                $    (.03)             $    (.02)            $    (.08)
                                       =========              =========             =========
  Diluted                              $    (.03)             $    (.02)            $    (.08)
                                       =========              =========             =========

                 See accompanying notes to financial statements

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD
              FROM JANUARY 1, 1999 (INCEPTION) TO DECEMBER 31, 2001


                                              Common Stock                         Prior       Deficit from
                                           --------------------      Paid-in      Retained      Development
                                           Shares        Amount      Capital      Earnings         Stage       Totals
                                           ------        ------      -------      --------         -----       ------

BALANCES, December 31, 1998              21,888,124    $1,094,406   $1,402,219   $(2,496,624)   $       0    $       1
  Reverse stock split on June 2, 1999   (21,183,255)
  Net loss, December 31, 1999                                                                     (25,142)     (25,142)
                                        -----------    ----------   ----------   -----------    ---------    ---------

BALANCES, December 31, 1999                 704,869     1,094,406    1,402,219    (2,496,624)     (25,142)     (25,141)
  Stock for professional services           225,000        11,250       32,800                                  44,050
  Acquisition of assets for stock         1,488,815        74,441       (1,019)                                 73,422
  5 for 1 forward stock split             9,093,220      (604,502)     604,502                                       0
  Net (loss), December 31, 2000                                                                  (301,504)    (301,504)
                                        -----------    ----------   ----------   -----------    ---------    ---------

BALANCES, December 31, 2000              11,511,904    $  575,595   $2,038,502   $(2,496,624)   $(326,646)   $(209,173)
  Stock for professional services           344,500        17,225       41,250                                  58,475
  Stock issued on default of
   convertible note                         472,500        23,625       28,875                                  52,500
  Net (loss), December 31, 2001                                                                  (365,277)    (365,277)
                                        -----------    ----------   ----------   -----------    ---------    ---------

BALANCES, December 31, 2001              12,328,904    $  616,445   $2,108,627   $(2,496,624)   $(691,923)   $(463,475)
                                        ===========    ==========   ==========   ===========    =========    =========

                 See accompanying notes to financial statements

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
          FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD
              FROM JANUARY 1, 1999 (INCEPTION) TO DECEMBER 31, 2001

                                                                                                January 1, 1999
                                                    For the Year Ended    For the Year Ended     (Inception) to
                                                     December 31, 2001     December 31, 2000    December 31, 2001
                                                     -----------------     -----------------    -----------------
Net income (loss)                                        $(365,277)            $(301,504)           $(691,923)
                                                         ---------             ---------            ---------
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Noncash development and professional services            75,975               117,472              193,447
 (Increase) decrease in:
   Prepaid expenses                                        (10,000)                    0              (10,000)
   Architectural study costs                               (21,325)                    0              (21,325)
 (Decrease) increase in:
   Accounts payable                                        132,081                38,807              170,888
   Accrued wages                                           132,000                90,000              225,750
   Accrued payroll taxes                                    10,100                 7,326               17,874
   Accounts payable - stockholder                           11,542                47,942               80,428
                                                         ---------             ---------            ---------
         Total adjustments                                 330,373               301,547              657,062
                                                         ---------             ---------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES                       (34,904)                   43              (34,861)
                                                         ---------             ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES                             0                     0                    0
                                                         ---------             ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible debt                            35,000                     0               35,000
                                                         ---------             ---------            ---------

NET INCREASE IN CASH                                            96                    43                  139

CASH, beginning of period                                       43                     0                    0
                                                         ---------             ---------            ---------

CASH, end of period                                      $     139             $      43            $     139
                                                         =========             =========            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                          $       0             $       0            $       0
                                                         =========             =========            =========
  Taxes paid                                             $       0             $       0            $       0
                                                         =========             =========            =========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Acquisition of proprietary insurance products for
   1,468,436 shares of stock                                                                        $  73,422
  Acquisition of professional legal services for
   100,000 shares of stock                                                                          $   5,000
  Acquisition of internet consulting for 412,500
   shares of stock                                                                                  $  86,250
  Acquisition of marketing consulting for 92,000
   shares of stock                                                                                  $  28,775

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

    BUSINESS ACTIVITY

    Millenium Holding Group, Inc., a Nevada corporation, was incorporated December 22, 1969 under the name AMEX Systems Corporation for the purpose of merging other corporations together to achieve savings from consolidations. In 1995 the Company became inactive and did not actively conduct operations, generate revenue or incur expenses. In the opinion of management, there are no liabilities, judgments or pending legal actions arising from prior activities of the Company, mergers or merger attempts.

    The name of the Corporation was formally changed to Millenium Holding Group, Inc. during 1999. During 1999 the Company became active again and has started to expand its services and revenues. The Company is currently developing insurance products to sell via the internet. The Company has not generated significant revenue and is still in the development stage of operations.

    LOSS PER COMMON SHARE

    Loss per common share is based on the weighted average number of shares outstanding which was 11,667,983 for the year ended December 31, 2001 and 10,568,460 at December 31, 2000 after adjusting for a 5 to 1 forward stock split on February 25, 2000. Weighted average shares outstanding since inception of development stage (January 1, 1999) is 8,575,537.

    FAIR VALUE OF FINANCIAL STATEMENTS

    The carrying amount of cash, accounts payable and accrued liabilities approximate the fair value reported in the balance sheet.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


OUTSTANDING SHARES

    The outstanding shares reported at December 31, 2001 include 687,000 shares which were required to be issued, but were not physically issued until February 2002.

NOTE 2 - PRIOR ACTIVITIES

    The Company acquired properties in 1986 for 850,000 shares of stock. The original recorded financial statement value of the properties was $1 and the Company has earned no income from these properties to date.

NOTE 3 - PROPRIETARY INSURANCE PRODUCTS

    During 2000, a stockholder and officer transferred proprietary insurance products that he had developed in exchange for 1,468,436 shares of stock. The shares, valued at $.05 par value or $73,422, were issued to the stockholder and the value of transferred product was expensed to development costs. These products include prototypes to be used with actuarial sciences for pricing, reinsurance, market research, development and contract forms.

NOTE 4 - INSURANCE AGENCY

    A stockholder and officer transferred an insurance agency that had a value of $20,379 in exchange for 20,379 shares of stock. The agency was contributed in to service the proprietary insurance products previously transferred into the Company. The transaction was treated as a recapitalization for 1999 and 2000.

NOTE 5 - INCOME TAXES

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

    Income taxes on continuing operations as of December 31, include the following:

                                          2001               2000
                                         ------             ------
        Currently payable                $    0             $    0
        Deferred                              0                  0
                                         ------             ------
            Total                        $    0             $    0
                                         ======             ======

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


    A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

                                                          2001                       2000
                                                    -------------------        ------------------
                                                       % of Pretax                % of Pretax
                                                    -------------------        ------------------
                                                    Income       Income        Income      Income
                                                    ------       ------        ------      ------
     Income taxes per statement of operations      $       0        0%       $       0        0%

     Nondeductible development costs                       0        0%         (24,963)      (4)%
     Loss for financial reporting purposes
      without tax expense or benefit                (124,194)     (34)%        (77,548)     (30)%
                                                   ---------     ----        ---------     ----
     Income taxes at statutory rate                $(124,194)     (34)%      $(102,511)     (34)%
                                                   =========     ====        =========     ====

NOTE 5 - INCOME TAXES

    At December 31, 2001 the Company had a net operating loss carry-forward of approximately $369,000 expiring in 2020.

    The Company's deferred tax assets and liabilities at December 31, 2001 and 2000 consist of:

                                                 2001               2000
                                              ---------          ---------
     Deferred tax asset                       $ 174,000          $  87,600
     Valuation allowance                       (174,000)           (87,600)
     Deferred tax liability                           0                  0
                                              ---------          ---------
                                              $       0          $       0
                                              =========          =========

    Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The deferred tax asset consists of net operating loss carry-forwards. No deferred taxes are reflected in the balance sheet at December 31, 2001 and 2000 due to a valuation allowance. As of December 31, 2001, the Company recognized an $86,400 increase in the valuation allowance from 2000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

    The Company has entered into an agreement with an attorney to provide legal and investment counsel services. The agreement calls for monthly payments of $3,500 and the agreement can be terminated by mutual agreement between the parties. The Company has incurred expenses of $42,000 during 2001 and $17,500 in 2000.

    The Company is in the process of raising capital to start full time operations. An agreement with an investment relations consultant was entered into in March 2001 to provide services to market and raise the necessary capital. The consultant will be paid with stock and registrations rights of the Company. As of December 31 2001, the Company is obligated to issue 7,000 shares under this agreement, 5,000 of which had been issued by year end.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


    During 2001, the Company entered into agreements with investors for $35,000 of convertible debt. Terms of the agreements called for issuing stock to the investors in the event of default. As of December 31, 2001, the Company was in default on both agreements and were required to issue a total of 472,500 restricted shares of common stock. 25,000 shares have been issued by December 31, 2001, the balance being issued in February 2002.

    In November 2001, the Company entered into an agreement with a firm to assist with financial advice and finding investors. Under the terms of the agreement the Company is to pay its commission part in cash and part in common stock. At year end, no shares were due under this agreement.

NOTE 7 - STATUS OF OTCBB LISTING

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

NOTE 8 - DEVELOPMENT STAGE COMPANY - GOING CONCERN

    Millenium Holding Group, Inc. (a Nevada corporation) has been in the development stage since it restarted activities in December 1999. The Company is currently developing insurance products to sell via the internet. The Company has not generated significant revenue or made significant payments on its outstanding payables resulting in accounts payables greater than one year old. Realization of a major portion of its assets is dependent upon the Company's ability to successfully develop and market its products, meet future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 9 - SUBSEQUENT EVENTS

    In February of 2002, the Company entered into convertible debt agreements with investors totaling $22,500, convertible at $.50 per share. Terms of the agreement call for payment of principal and interest at 10% for 90 days and issuance of 22,500 restricted common shares. In the event of default, the Company will issue 281,250 restricted shares as payment.

    During 2002, the Company entered into various short-term internet and marketing consulting agreements which call for payment in shares of restricted common stock totaling 178,333 when completed.

    In March of 2002, the Company entered into an agreement to purchase the domain name Anything Financial.com for 75,000 restricted common shares.

    During February, the Company issued 229,795 shares at $.35 per share to its chief executive and controlling shareholder to reimburse him for expenses paid on behalf of the Company. Additionally, the Company issued 209,375 restricted shares to this shareholder in exchange for 167,500 free trading shares originally issued for investor relations purposes.