Form 10QSB
period 2002-03-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2002-05-22
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB

                                Quarterly Report
        Under Section 13 or 15(d) of The Securities Exchange Act of 1934


    March 31, 2002                                       0-28431
(For the Quarter Ended)                           (Commission File Number)


                          MILLENIUM HOLDING GROUP, INC.
                         (Name of Small Business Issuer)


       Nevada                                           88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                       3800 Old Cheney Road Suite 101-222
                                Lincoln, NE 68516
           (Address of Principal Executive Offices Including Zip Code)


                                 (402) 434 5690
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of May 21, 2002 12,973,407

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                          MILLENIUM HOLDING GROUP, INC.
                                      INDEX

                                                                         Page
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheets at March 31, 2002 and March 31, 2001              1

          Statements of Operations for the three months ended
          March 31, 2002 and March 31, 2001                                2

          Statements of Cash Flows for the three months ended
          March 31, 2002 and March 31, 2001                                3

          Notes to Financial Statements                                    4

     Item 2 - Management's Discussion and Analysis                         5

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             7

     Item 2. Changes in Securities and Use of Proceeds                     7

     Item 3. Default Upon Senior Securities                                7

     Item 4. Submission of Matters to a Vote of Security Holders           7

     Item 5. Other Information                                             7

     Item 6. Exhibits and Reports on Form 8-K                              7

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                     AS OF MARCH 31, 2002 AND MARCH 31, 2001


                                                                          3/31/2002           3/31/2001
                                                                         -----------         -----------
                                          ASSETS
ASSETS:
Current assets:
  Cash                                                                   $     1,314         $         4
  Prepaid expenses                                                                --                  --
  Overriding royalty interests, Rusk and Harrison Counties, Texas                  1                   1
                                                                         -----------         -----------
       Total current assets                                                    1,315                   5

Fixed assets:
  Leasehold improvements - architectural study costs                          27,606                  --
  Accumulated depreciation                                                      (882)                 --
                                                                         -----------         -----------
       Total fixed assets                                                     26,724                  --

Other assets:
  Reinstatement costs                                                             --              28,417
  Insurance agency                                                                --              21,738
  Accumulated amortization                                                        --             (25,329)
                                                                         -----------         -----------
       Total other assets                                                         --              24,826
                                                                         -----------         -----------

TOTAL ASSETS                                                             $    28,039         $    24,831
                                                                         ===========         ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities
  Accounts payable                                                       $   188,069         $    50,920
  Accounts payable-stockholder                                                    --              70,017
  Accrued wages - stockholder                                                269,250             126,750
  Accrued payroll taxes                                                       21,202              10,299
  Accrued Interest                                                               473                  --
  Notes payable                                                               22,500                  --
                                                                         -----------         -----------
       Total current liabilities                                             501,494             257,986
                                                                         -----------         -----------

TOTAL LIABILITIES                                                            501,494             257,986
                                                                         -----------         -----------
STOCKHOLDERS' EQUITY
  Common stock, $.05 par value, 50,000,000 shares authorized,
   12,973,407 and 11,511,904 shares issued and outstanding at
   March 31, 2002 and March 31, 2001                                         648,671             575,595
  Additional paid-in capital                                               2,281,242           2,058,881
  Deferred compensation                                                           --
  (Deficit) accumulated during development stage                          (3,403,368)         (2,867,631)
                                                                         -----------         -----------
       Total stockholders' equity                                           (473,455)           (233,155)
                                                                         -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    28,039         $    24,831
                                                                         ===========         ===========

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                                             3/31/2002           3/31/2001
                                                            -----------         -----------
Revenue:                                                    $       945         $       981
Cost of goods sold:                                                  --                  --
                                                            -----------         -----------
Gross profit                                                        945                 981

EXPENSES:
  General and administrative expenses                          (164,161)            (49,789)
  General and administrative expenses-related party             (43,500)                 --
  Depreciation expense                                             (882)                 --
  Amortization expense                                               --              (3,667)
                                                            -----------         -----------
       Total expenses                                          (208,543)            (53,456)
                                                            -----------         -----------

Income (loss) from operations                                  (207,598)            (52,475)
                                                            -----------         -----------
OTHER INCOME (EXPENSE):
  Interest expense                                                 (473)                 --
  Premium on sale of note                                        (6,750)                 --
                                                            -----------         -----------
       Total other income (expense)                              (7,223)                 --
                                                            -----------         -----------

Net income (loss)                                              (214,821)            (52,475)

ACCUMULATED DEFICIT, beginning of period                     (3,188,547)           (318,532)
                                                            -----------         -----------

ACCUMULATED DEFICIT, end of period                          $(3,403,368)        $  (371,007)
                                                            ===========         ===========

Net income (loss) per share                                 $        --         $        --
                                                            ===========         ===========

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these statements of operations and accumulated deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                                               3/31/2002         3/31/2001
                                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(214,821)        $ (52,475)
  Adjustments to reconcile net income (loss) to net
   cash (used) provided by operations:
    Amortization                                                      --             3,667
    Depreciation                                                     882                --
    Stock issued for services                                     61,600                --
    Stock issued for payment of accounts payable                 143,241                --
    Increase (decrease) in accounts payable-stockholder          (80,428)               --
    Increase (decrease) in accounts payable                       17,181            13,244
    (Increase) decrease in prepaid expenses                       10,000                --
    Increase (decrease) in accrued interest                          473                --
    Increase (decrease) in accrued expenses                       46,828            35,525
                                                               ---------         ---------
        Net cash used by operating activities                    (15,044)              (39)
                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements-architectural costs                      (6,281)               --
                                                               ---------         ---------
        Net cash used by investing activities                     (6,281)               --
                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible debt                                  22,500                --
                                                               ---------         ---------
        Net cash provided by financing activities                 22,500                --
                                                               ---------         ---------

NET INCREASE (DECREASE) IN CASH                                    1,175               (39)

CASH, beginning of period                                            139                43
                                                               ---------         ---------
CASH, end of period                                            $   1,314         $       4
                                                               =========         =========
SUPPLEMENTARY INFORMATION:
  Interest paid                                                $     473         $      --
                                                               =========         =========
  Taxes paid                                                   $      --         $      --
                                                               =========         =========

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these statements of cash flows.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Statement of Information Furnished

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2002. These results have been determined on the basis of generally accepted accounting principles.

NOTE A- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Millenium Holding Group, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

The name of the Corporation was formally changed to Millenium Holding Group, Inc. during 1999. During 1999 the Company became active again and has started to expand its services and revenues. The Company is currently developing insurance products to sell via the Internet. The Company has not generated significant revenue and is still in the development stage of operations. It is anticipated that the Company will become fully operational in early 2002.

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

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On May 14, 2002, Hobe & Lucas, Certified Public Accountants, Inc. of Independence, Ohio, the registrants certifying accountant decided to withdraw as the registrant's principal accountant. The registrant, on May 15, 2002, retained Chavez & Koch CPA's Ltd of Henderson, Nevada as its principal accountant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         On May 20, 2002 an 8K announcing a change in registrant's certifying accountant.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MILLENIUM HOLDING GROUP, INC.


May 21, 2002                      /s/Richard L. Ham
                                  --------------------------------------------
                                  Richard L. Ham, Director and President


                                  /s/ Carla Aufdenkamp
                                  --------------------------------------------
                                  Carla Aufdenkamp
                                  Vice President/Secretary/Director