Form 10QSB
period 2002-06-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2002-08-16
CIK 1100674

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


For the Quarter Ended June 30, 2002             Commission File Number 0-28431


       Nevada                                           88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                     11 Knob Oak Dr., Henderson Nevada 89052
           (Address of Principal Executive Offices Including Zip Code)

                                 (702) 492 7721
                           (Issuers Telephone Number)

              3800 Old Cheney Road Suite 101-222 Lincoln, NE 68516)
                  (Former Address if Changed From Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 2002 was 12,328,904. The closing price of the shares on August 14, 2002 was $0.23. The market value of the Common Shares held by non-affiliates was $659,384.00.

Transitional Small Business Disclosure Format: ( ) Yes (X) No

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at June 30, 2002 and December 31, 2001                1

          Statement of Operations for the three and six months
          ended June 30, 2002 and June 30 2001 and from inception
          to June 30 2002.                                                    2

          Statement of Cash Flows for the six months ended June 30, 2002
          and June 30 2001.                                                   3

          Statement of Changes in Stockholders' Equity                        4

          Notes to Financial Statements                                       6

Item 2 - Management's Discussion and Analysis                                13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    15

Item 2. Changes in Securities and Use of Proceeds                            15

Item 3. Default Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                  15

Item 5. Other Information                                                    15

Item 6. Exhibits and Reports on Form 8-K                                     15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                                    UNAUDITED

                                                                 6/30/2002        12/31/2001
                                                                 ---------        ----------
                                     ASSETS
ASSETS:
Current assets:
  Cash                                                          $       101       $       139
  Due from shareholder                                                4,162                --
  Prepaid expenses                                                       --            10,000
  Overriding royalty interests, Rusk and Harrison
   Counties, Texas                                                        1                 1
                                                                -----------       -----------
       Total current assets                                           4,264            10,140
Fixed assets:
  Leasehold improvements - architectural study costs                 27,606            21,325
  Accumulated depreciation                                           (1,572)               --
                                                                -----------       -----------
       Total fixed assets                                            26,034            21,325
Other assets:
  Refundable deposit                                                  7,900                --
                                                                -----------       -----------
       Total other assets                                             7,900                --
                                                                -----------       -----------

TOTAL ASSETS                                                    $    38,198       $    31,465
                                                                ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
  Accounts payable                                              $   223,416       $   170,888
  Accounts payable - stockholder                                         --            80,428
  Accrued wages - stockholder                                       312,750           225,750
  Accrued payroll taxes                                              24,530            17,874
  Accrued interest                                                    1,258                --
  Notes payable                                                      47,500                --
                                                                -----------       -----------
       Total current liabilities                                    609,454           494,940
                                                                -----------       -----------
TOTAL LIABILITIES                                                   609,454           494,940
                                                                -----------       -----------
STOCKHOLDERS' EQUITY
  Common stock, $.05 par value, 50,000,000 shares
   authorized,  12,973,407 and 12,328,904 shares issued
   and outstanding at June 30, 2002 and December 31, 2001           648,671           616,445
  Additional paid-in capital                                      2,281,242         2,108,627
  Accumulated deficit during development stage                   (3,501,168)       (3,188,547)
                                                                -----------       -----------
       Total stockholders' equity                                  (571,255)         (463,475)
                                                                -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    38,198       $    31,465
                                                                ===========       ===========

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
              FOR THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      AND FROM INCEPTION TO JUNE 30, 2002
                                    UNAUDITED

                                                Six months ended            Three months ended
                                            -----------------------      ------------------------    Inception to
                                            6/30/2002     6/30/2001      6/30/2002      6/30/2001      6/30/2002
                                            ---------     ---------      ---------      ---------      ---------
REVENUE:                                  $     1,755    $     1,725    $       810    $       744    $    15,606

EXPENSES:
  General and administrative expenses        (217,847)       (65,188)       (53,686)       (44,732)      (698,605)
  General and administrative expenses -
   related party                              (87,000)       (66,000)       (43,500)       (33,000)      (312,750)
  Depreciation expense                         (1,572)            --           (690)            --         (1,572)
  Amortization expense                             --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------

       Total expenses                        (306,419)      (131,188)       (97,876)       (77,732)    (1,012,927)
                                          -----------    -----------    -----------    -----------    -----------

Income (loss) from operations                (304,664)      (129,463)       (97,066)       (76,988)      (997,321)
                                          -----------    -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Other income                                     50             --             50             --             50
  Interest expense                             (1,257)            --           (784)            --         (1,257)
  Premium on sale of note                      (6,750)            --             --             --         (6,750)
                                          -----------    -----------    -----------    -----------    -----------

       Total other income (expense)            (7,957)            --           (734)            --         (7,957)
                                          -----------    -----------    -----------    -----------    -----------

Net income (loss)                            (312,621)      (129,463)       (97,800)       (76,988)    (1,005,278)

ACCUMULATED DEFICIT, beginning of period   (3,188,547)    (2,815,156)    (3,403,368)    (2,867,631)    (2,496,624)
                                          -----------    -----------    -----------    -----------    -----------

ACCUMULATED DEFICIT, end of period        $(3,501,168)   $(2,944,619)   $(3,501,168)   $(2,944,619)   $(3,501,902)
                                          ===========    ===========    ===========    ===========    ===========
Weighted average number of
 common shares outstanding                 12,767,882     11,511,904     12,767,882     11,511,904     12,767,882
                                          ===========    ===========    ===========    ===========    ===========

Net income (loss) per share               $     (0.02)   $     (0.01)   $     (0.01)   $     (0.01)   $     (0.08)
                                          ===========    ===========    ===========    ===========    ===========

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                    UNAUDITED

                                                                  Six months ended
                                                             --------------------------
                                                             6/30/2002        6/30/2001
                                                             ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(312,621)      $(129,463)
Adjustments to reconcile net income (loss)
to net cash (used) provided by operations:
  Amortization                                                      --          10,491
  Depreciation                                                   1,572              --
  Stock issued for services                                         --          12,500
  (Increase) decrease in prepaid expenses                       10,000              --
  (Increase) decrease in refundable deposits                    (7,900)             --
  Increase (decrease) in accounts payable - stockholder             --           4,500
  Increase (decrease) in accounts payable                       52,527          30,879
  Increase (decrease) in accrued interest                        1,258              --
  Increase (decrease) in accrued expenses                       93,656          71,050
                                                             ---------       ---------
Net cash used by operating activities                         (161,508)            (43)
                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements - architectural costs                  (6,281)             --
                                                             ---------       ---------
Net cash used by investing activities                           (6,281)             --
                                                             ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan to shareholder                                           (4,162)              0
  Proceeds from convertible debt                                47,500              --
  Proceeds from stock issuance                                 124,413              --
                                                             ---------       ---------
Net cash provided by financing activities                      167,751              --
                                                             ---------       ---------

NET INCREASE (DECREASE) IN CASH                                    (38)            (43)

CASH, beginning of period                                          139               0
                                                             ---------       ---------

CASH, end of period                                          $     101       $     (43)
                                                             =========       =========
SUPPLEMENTARY INFORMATION:
  Interest paid                                              $      --       $      --
                                                             =========       =========
  Taxes paid                                                 $      --       $      --
                                                             =========       =========

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Cash Flow.

                          MILLENIUM HOLDING GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         FROM INCEPTION TO JUNE 30, 2002
                                    UNAUDITED

                                           Common Stock                            Deficit from      Total
                                       ---------------------        Add'l Paid      Development   Stockholders'
                                       Shares          Value        In Capital         Stage         Equity
                                       ------          -----        ----------         -----         ------
Balance
December 31, 1998                    21,888,124     $ 1,094,406     $ 1,402,219     $(2,496,624)           1

Reverse stock split
June 2, 1999                        (21,183,255)             --              --              --           --

Net income (loss)
December 31, 1999                            --              --              --         (25,142)     (25,142)
                                    -----------     -----------     -----------     -----------     --------
Total December 31, 1999                 704,869     $ 1,094,406       1,402,219     $(2,521,766)     (25,141)

Stock for professional services
December 31, 2000                       225,000          11,250          32,800              --       44,050

Acquisition of assets for stock
December 31, 2000                     1,488,815          74,441          (1,019)             --       73,422

5 for 1 forward stock split
December 31, 2000                     9,093,220        (604,502)        604,502              --           --

Net income (loss)
December 31, 2000                            --              --              --        (301,504)    (301,504)
                                    -----------     -----------     -----------     -----------     --------
Total December 31, 2000              11,511,904         575,595       2,038,502     $(2,823,270)    (209,173)

Stock for professional services
December 31, 2001                       344,500          17,225          41,250              --       58,475

Stock issued on default of
convertible note
December 31, 2001                       472,500          23,625          28,875              --       52,500

Net income (loss)
December 31, 2001                            --              --              --        (365,277)    (365,277)
                                    -----------     -----------     -----------     -----------     --------
Total December 31, 2001              12,328,904         616,445       2,108,627     $(3,188,547)    (463,475)

Stock issued for future services
February 13, 2002                       160,000           8,000          40,000              --       48,000

Stock issued for payment of
commissions February 19, 2002             4,500             225           1,125              --        1,350

Stock issued for future services
February 19, 2002                        18,333             917           4,583              --        5,500

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         FROM INCEPTION TO JUNE 30, 2002
                                    UNAUDITED

                                      Common Stock                      Deficit from      Total
                                  -------------------     Add'l Paid    Development   Stockholders'
                                  Shares        Value     In Capital       Stage         Equity
                                  ------        -----     ----------       -----         ------


Stock issued for payment of
accounts payable
February 19, 2002                  439,170      21,959       121,282             --       143,241

Stock issued as repayment of
convertible notes
February 19, 2002                   22,500       1,125         5,625             --         6,750

Net income (loss)
March 31, 2002                          --          --            --       (214,821)     (214,821)
                                ----------    --------    ----------    -----------     ---------
Total March 31, 2002            12,973,407     648,671     2,281,242     (3,403,368)     (473,455)

Net income (loss)
June 30, 2002                           --          --            --        (97,800)      (97,800)
                                ----------    --------    ----------    -----------     ---------

Total June 30, 2002             12,973,407    $648,671    $2,281,242    $(3,501,168)    $(571,255)
                                ==========    ========    ==========    ===========     =========

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2002. These results have been determined on the basis of generally accepted accounting principles.

NOTE 1 - ORGANIZATION AND PURPOSE

     Millenium Holding Group, Inc., a Nevada corporation, was incorporated December 22, 1969 under the name AMEX Systems Corporation. The Company had been organized for the purpose of merging other corporations together to achieve savings from consolidations. In 1995 the Company became inactive and did not actively conduct operations, generate revenue, or incur expenses.

     The name of the Company was formally changed to Millenium Holding Group, Inc. in 1999, at which time the Company became active again and started to expand its services and revenues. The Company is actively pursuing the creation of an Internet National Bank and an Internet Insurance Company while exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market.

     The Company has had no revenue generating operations to date, and therefore, in accordance to Statement on Financial Accounting Standards No. 7, the Company is considered a development stage company. Accordingly, some of the Company's accounting policies and procedures have not yet been established.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING

     The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     SUMMARY OF NON-CASH TRANSACTIONS

     There were non-cash transactions, which are discussed in detail in Note 5.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

     EARNINGS PER SHARE CALCULATIONS

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 12,767,882 and 11,511,904 for the periods ended June 30, 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2002 and 2001, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

     FIXED ASSETS

     Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:


           Leasehold Improvements              10 Years

     Depreciation expense for the three months ended June 30, 2002 and 2001 was $690 and $0.

     INCOME TAXES

     Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no material temporary timing differences that give rise to these tax assets and liabilities. Currently there are no federal income taxes due.

     The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses. As of June 30, 2002, the Internal Revenue Service has not imposed any interest or penalties for failure to file.

     INCOME TAXES

     Due to previous losses, management does not anticipate that interest or penalties will be imposed.

     ADVERTISING

     Advertising costs are to be expensed when incurred. There were no advertising expenses for the three months ended June 30, 2002 and 2001.

     REVENUE RECOGNITION

     The company is in the process of developing and implementing accrual based revenue recognition policies.

NOTE 3 - NOTES PAYABLE

     On February 19, 2002 and January 11, 2002, the Company entered into two separate agreements with two separate individuals to purchase convertible notes for $10,000 each. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within ninety days from the date hereof. Additionally, the Company agrees to issue each holder 10,000 restricted common shares of the Company's stock.

     Furthermore, the notes may be converted by the holders upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the notes plus the 10,000 shares as set forth in the above paragraph.

     On February 19, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within ninety days from the date hereof. Additionally, the Company agrees to issue each holder 10,000 restricted common shares of the Company's stock.

     Furthermore, the note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the notes plus the 10,000 shares as set forth in the above paragraph. All shares issued upon conversion shall be subject to the restrictions pursuant to Rule 144 of the Securities Act of 1933 and will have "piggyback" rights of registration.

     On May 6, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within ninety days from the date hereof. Additionally, the Company agrees to issue each holder 10,000 restricted common shares of the Company's stock.

     On June 12, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $15,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date hereof. Additionally, the Company agrees to issue each holder 30,000 restricted common shares of the Company's stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

     On January 3, 2002, the Company's Board of Directors authorized monthly salaries of $10,000 and $4,500 for the President and Secretary of the Company, respectively. January 1, 2002 is the effective date of the new salaries.

     Salary expense for the three months ended June 30, 2002 and 2001 were $43,500 and $33,000, respectively.

NOTE 5 - STOCKHOLDERS' EQUITY

     As of December 31, 2001, 12,328,904 common shares were issued and outstanding.

     On February 13, 2002, 10,000 shares of common stock were issued to a company and 150,000 shares of common stock were issued to an individual in exchange for future services. The services are valued at $3,000 and $45,000, respectively. The value of services is based on prior services provided by the individuals and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the fair market value of the shares.

     On February 19, 2002, the Company issued 4,500 shares of its common stock to three individuals as commissions for assisting the Company with obtaining debt financing. As a result, three convertible notes totaling $22,500 were issued to three separate individuals (as indicated in Note 3).

     On February 19, 2002, 18,333 shares of common stock were issued to a company in exchange for future services. The services are valued at $5,500. The value of services is based on prior services provided by the company and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the fair market value of the shares.

     On February 19, 2002, the Company issued 229,795 shares of its common stock to a shareholder of the Company in exchange for payment of accounts payable to this stockholder valued at $80,428. The number of shares issued for services is based on the value of the accounts payable divided by the fair market value of the shares.

     On February 19, 2002, the Company issued 209,375 shares of its common stock to a shareholder of the Company as reimbursement for certain financial obligations paid on behalf of the Company. The obligations paid are valued at $62,813. The number of shares issued for services is based on the value of the financial obligations divided by the fair market value of the shares.

     On February 19, 2002, the Company issued 10,000 shares of its common stock to the holder of a convertible note per the repayment terms set forth in the agreement (as indicated in Note 3).

     On February 19, 2002, the Company issued 10,000 shares of its common stock to the holder of a convertible note per the repayment terms set forth in the agreement (as indicated in Note 3).

     On February 19, 2002, the Company issued 2,500 shares of its common stock to the holder of a convertible note per the repayment terms set forth in the agreement (as indicated in Note 3).

     As of June 30, 2002 there were 12,973,407 shares outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For the three months ended June 30, 2002 and 2001, the Company has incurred expenses of $10,500 and $12,500, respectively.

     The Company is in the process of raising capital to start full time operations. An agreement with an investment relations consultant was entered into in March 2001 to provide services to market and raise the necessary capital. The consultant will be paid with stock and registrations rights of the Company. As of June 30, 2002, the Company had purchased convertible notes from three different investors for a total of $47,500. (See Note 3 for additional information related to the convertible notes.)

     In April 2001, the Company entered into an agreement with an individual to identify investors, underwriters, joint venturers, lenders and/or guarantors interested in providing financing for the Company. As of June 30, 2002 no shares were due under this agreement.

     In November 2001, the Company entered into an agreement with a consulting firm to assist with financial advice and finding investors. Under the terms of the agreement the Company is to pay its commission in cash and common stock. As of June 30, 2002, no shares were due under this agreement.

NOTE 7 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2002, the Company had recognized little revenue to date and had accumulated operating losses of approximately $3,501,168 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations.

     Management has enlisted the services of a company to serve as an investment advisor and consultant. This company will assist Millenium Holding Group, Inc. with raising funds for operations and acquisitions of related companies. It is management's plan to seek additional capital through a 506 Private Placement Memorandum. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 8 - RECENT PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board released SFAS 142 which is to be applied starting with fiscal years beginning after December 31, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Currently the Company has no acquired goodwill or other intangible assets; therefore, this standard has no effect on the financial statements when adopted.

     In August 2001, the Financial Accounting Standards Board released SFAS 143 which is to be applied starting with fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for asset retirement obligations. Currently, the Company has no obligations associated with the retirement of tangible long-lived assets; therefore, this standard has no effect on the financial statements when adopted.

     In October 2001, the Financial Accounting Standards Board released SFAS 144 which is to be applied starting with fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. Currently, the Company has no long-lived assets; therefore, this standard has not effect on the financial statements when adopted.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1   Certificate of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2   Certificate of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

          An 8-K filed on May 20, 2002 indicating a change of Certifying Accountant by the registrant and incorporated by reference.

          An 8-K filed on June 26, 2002 indicating a change of address and telephone number for the registrant and incorporated by reference.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILLENIUM HOLDING GROUP, INC..


August 15, 2002                         /s/ Richard L. Ham
                                        --------------------------------------
                                        Richard L. Ham, Director and President