Form 10QSB
period 2002-09-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2002-11-20
CIK 1100674

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

For the Quarter Ended September 30, 2002          Commission File Number 0-28431



        Nevada                                          88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                     11 Knob Oak Dr., Henderson Nevada 89052
           (Address of Principal Executive Offices Including Zip Code)

                                 (702) 492 7721
                           (Issuers Telephone Number)

             3800 Old Cheney Road Suite 101-222, Lincoln, NE 68516)
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2002 was 12,973,407. The closing price of the shares on November 19, 2002 was $0.15. The market value of the Common Shares held by non-affiliates was $465,426.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet at September 30, 2002 and December 31, 2001           2

          Statement of Operations for the three and nine months ended
          September 30, 2002 and September 30 2001 and from inception
          to September 30 2002.                                               3

          Statement of Cash Flows for the nine months ended
          September 30, 2002 and September 30 2001.                           4

          Statement of Changes in Stockholders' Equity from inception
          to September 30 2002.                                               5

          Notes to Financial Statements                                       7

     Item 2. Management's Discussion and Analysis                            13

     Item 3. Controls and Procedures                                         14

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               15

     Item 2. Changes in Securities and Use of Proceeds                       15

     Item 3. Default Upon Senior Securities                                  15

     Item 4. Submission of Matters to a Vote of Security Holders             15

     Item 5. Other Information                                               15

     Item 6. Exhibits and Reports on Form 8-K                                15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                    UNAUDITED

                                                                        9/30/2002         12/31/2001
                                                                        ---------         ----------
                                     ASSETS
ASSETS:
Current assets:
  Cash                                                                 $     6,066       $       139
  Due from shareholder                                                      14,584                --
  Prepaid expenses                                                             320            10,000
  Overriding royalty interests, Rusk and Harrison Counties, Texas                1                 1
                                                                       -----------       -----------
      Total current assets                                                  20,971            10,140

Fixed assets:
  Leasehold improvements - architectural study costs                        27,606            21,325
  Accumulated depreciation                                                  (2,268)               --
                                                                       -----------       -----------
      Total fixed assets                                                    25,338            21,325

Other assets:
   Refundable deposit                                                        7,900                --
                                                                       -----------       -----------
      Total other assets                                                     7,900                --
                                                                       -----------       -----------

TOTAL ASSETS                                                           $    54,209       $    31,465
                                                                       ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
  Accounts payable                                                     $   236,962       $   170,888
  Accounts payable - stockholder                                                --            80,428
  Accrued wages - stockholder                                              356,250           225,750
  Accrued payroll taxes                                                     27,857            17,874
  Accrued interest                                                           3,067                --
  Notes payable                                                             97,500                --
                                                                       -----------       -----------
      Total current liabilities                                            721,637           494,940
                                                                       -----------       -----------

TOTAL LIABILITIES                                                          721,637           494,940
                                                                       -----------       -----------
STOCKHOLDERS' EQUITY
  Common stock, $.05 par value, 50,000,000 shares
   Authorized,  12,973,407 and 12,328,904 shares issued and
   outstanding at September 30, 2002 and December 31, 2001                 648,671           616,445
  Additional paid-in capital                                             2,281,242         2,108,627
  Accumulated deficit during development stage                          (3,597,340)       (3,188,547)
                                                                       -----------       -----------
      Total stockholders' equity                                          (667,427)         (463,475)
                                                                       -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    54,209       $    31,465
                                                                       ===========       ===========

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
         FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
                      FROM INCEPTION TO SEPTEMBER 30, 2002

                                    UNAUDITED

                                                 Three months ended             Nine months ended
                                              ------------------------      ------------------------    Inception to
                                              9/30/2002      9/30/2001      9/30/2002      9/30/2001      9/30/2002
                                              ---------      ---------      ---------      ---------      ---------
REVENUE:                                     $       698    $       733    $     2,453    $     2,458    $    16,304

EXPENSES:
  General and administrative expenses            (50,915)       (60,551)      (268,762)      (115,248)      (748,786)
  General and administrative expenses -
   related party                                 (43,500)       (33,000)      (130,500)       (99,000)      (356,250)
  Depreciation expense                              (696)          (507)        (2,268)          (507)        (2,268)
  Amortization expense                                --             --             --             --             --
                                             -----------    -----------    -----------    -----------    -----------
      Total expenses                             (95,111)       (94,058)      (401,530)      (214,755)    (1,107,304)
                                             -----------    -----------    -----------    -----------    -----------

Income (loss) from operations                    (94,413)       (93,325)      (399,077)      (212,297)    (1,091,000)
                                             -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Other income                                        50             --            100             --            100
  Interest expense                                (1,809)            --         (3,066)            --         (3,066)
  Premium on sale of note                             --             --         (6,750)            --         (6,750)
                                             -----------    -----------    -----------    -----------    -----------
  Total other income (expense)                    (1,759)            --         (9,716)            --         (9,716)
                                             -----------    -----------    -----------    -----------    -----------

Net income (loss)                                (96,173)       (93,325)      (408,793)      (212,297)    (1,100,716)

ACCUMULATED DEFICIT, beginning of period      (3,501,167)    (2,944,619)    (3,188,547)    (2,944,619)    (2,496,624)
                                             -----------    -----------    -----------    -----------    -----------

ACCUMULATED DEFICIT, end of period           $(3,597,340)   $(3,037,944)   $(3,597,340)   $(3,156,916)   $(3,597,340)
                                             ===========    ===========    ===========    ===========    ===========
Weighted average number of
 common shares outstanding                    12,973,407     11,511,904     12,973,407     11,511,904     12,973,407
                                             ===========    ===========    ===========    ===========    ===========

Net income (loss) per share                  $     (0.01)   $     (0.01)   $     (0.03)   $     (0.02)   $     (0.08)
                                             ===========    ===========    ===========    ===========    ===========

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                    UNAUDITED

                                                             Nine months ended
                                                        ------------------------
                                                        9/30/2002      9/30/2001
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(408,793)    $(212,297)
Adjustments to reconcile net income (loss)
 to net cash (used) provided by operations:
  Amortization                                                 --        25,250
  Depreciation                                              2,268            --
  Stock issued for services                                    --
  (Increase) decrease in prepaid expenses                   9,680            --
  (Increase) decrease in refundable deposits               (7,900)           --
  Increase (decrease) in accounts payable - stockholder   (80,428)       (2,492)
  Increase (decrease) in accounts payable                  66,074        57,414
  Increase (decrease) in accrued interest                   3,067           507
  Increase (decrease) in accrued expenses                 140,483       106,575
                                                        ---------     ---------
Net cash used by operating activities                    (275,549)      (25,043)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements - architectural costs             (6,281)           --
                                                        ---------     ---------
Net cash used by investing activities                      (6,281)           --
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan to shareholder                                     (14,584)           --
  Proceeds from convertible debt                           97,500        25,000
  Proceeds from stock issuance                            204,842            --
                                                        ---------     ---------

Net cash provided by financing activities                 287,758        25,000
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH                             5,927           (43)


CASH, beginning of period                                     139             0
                                                        ---------     ---------

CASH, end of period                                     $   6,066     $     (43)
                                                        =========     =========
SUPPLEMENTARY INFORMATION:
  Interest paid                                         $      --     $      --
                                                        =========     =========
  Taxes paid                                            $      --     $      --
                                                        =========     =========

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Cash Flow.

                          MILLENIUM HOLDING GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FROM INCEPTION TO SEPTEMBER 30, 2002
                                    UNAUDITED

                                         Common Stock                          Deficit from         Total
                                     --------------------       Add'l Paid      Development     Stockholders'
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

                          MILLENIUM HOLDING GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FROM INCEPTION TO SEPTEMBER 30, 2002
                                    UNAUDITED


                                      Common Stock                          Deficit from         Total
                                  --------------------       Add'l Paid      Development     Stockholders'
                                  Shares         Value       In Capital         Stage           Equity
                                  ------         -----       ----------         -----           ------
Stock issued for payment
of accounts payable
February 19, 2002                 439,170        21,959         121,282               --         143,241

Stock issued as repayment
of convertible notes
February 19, 2002                  22,500         1,125           5,625               --           6,750

Net income (loss)
March 31, 2002                         --            --              --         (214,821)       (214,821)
                               ----------      --------      ----------      -----------       ---------

Total March 31, 2002           12,973,407       648,671       2,281,242       (3,403,368)       (473,455)

Net income (loss)
June 30, 2002                          --            --              --          (97,800)        (97,800)

Total June 30, 2002            12,973,407      $648,671      $2,281,242      $(3,501,168)      $(571,255)

Net income (loss)
September 30, 2002                     --            --              --          (96,173)        (96,173)
                               ----------      --------      ----------      -----------       ---------

Total September 30, 2002       12,973,407      $648,671      $2,281,242      $(3,597,340)      $(667,427)
                               ==========      ========      ==========      ===========       =========

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' equity.

STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2002. These results have been determined on the basis of generally accepted accounting principles.

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

     The Company has had no revenue generating operations to date, and therefore, in accordance with Statement on Financial Accounting Standards No. 7, the Company is considered a development stage company. Accordingly, some of the Company's accounting policies and procedures have not yet been established.

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

     EARNINGS PER SHARE CALCULATIONS

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 12,973,407 and 11,511,904 for the periods ended September 30, 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of Sept. 30, 2002 and 2001, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

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

           Leasehold Improvements            10 Years

     Depreciation expense for the 9 months ended Sept. 30, 2002 and 2001 was $2,268 and $0.

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

     The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses. As of Sept. 30, 2002, the Internal Revenue Service has not imposed any interest or penalties for failure to file.

     Due to previous losses, management does not anticipate that interest or penalties will be imposed.

     ADVERTISING

     Advertising costs are to be expensed when incurred. There were no advertising expenses for the three months ended September 30, 2002 and 2001.

     REVENUE RECOGNITION

     The company is in the process of developing and implementing accrual based revenue recognition policies.

NOTE 3 - NOTES PAYABLE

     On February 19, 2002 and January 11, 2002, the Company entered into two separate agreements with two separate individuals to purchase convertible notes for $10,000 each. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within ninety days from the date thereof. Additionally, the Company agrees to issue each holder 10,000 restricted common shares of the Company's stock.

     Furthermore, the notes may be converted by the holders upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the notes plus the 10,000 shares as set forth in the above paragraph.

     On February 19, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within ninety days from the date thereof. Additionally, the Company agrees to issue each holder 10,000 restricted common shares of the Company's stock.

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

     On May 6, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within ninety days from the date thereof. Additionally, the Company agrees to issue each holder 10,000 restricted common shares of the Company's stock.

     On June 12, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $15,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue each holder 30,000 restricted common shares of the Company's stock.

     On July 8, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue each holder 20,000 restricted shares of the Company's stock.

     On August 2, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue each holder 20,000 restricted shares of the Company's stock.

     On August 9, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue each holder 20,000 restricted shares of the Company's stock.

     On September 5, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue each holder 20,000 restricted shares of the Company's stock.

     On September 23, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue each holder 20,000 restricted shares of the Company's stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

     On January 3, 2002, the Company's Board of Directors authorized monthly salaries of $10,000 and $4,500 for the President and Secretary of the Company, respectively. January 1, 2002 is the effective date of the new salaries.

     Salary expense for the three months ended September 30, 2002 and 2001 were $43,500 and $33,000, respectively.

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

     As of September 30, 2002 there were 12,973,407 shares outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For the three months ended September 30, 2002 and 2001, the Company has incurred expenses of $10,500 and $12,500, respectively.

     The Company is in the process of raising capital to start full time operations. An agreement with an investment relations consultant was entered into in March 2001 to provide services to market and raise the necessary capital. The consultant will be paid with stock and registrations rights of the Company. As of September 30, 2002, the Company had purchased convertible notes from three different investors for a total of $97,500. (See Note 3 for additional information related to the convertible notes.)

     In April 2001, the Company entered into an agreement with an individual to identify investors, underwriters, joint venturers, lenders and/or guarantors interested in providing financing for the Company. As of September 30, 2002 no shares were due under this agreement.

     In November 2001, the Company entered into an agreement with a consulting firm to assist with financial advice and finding investors. Under the terms of the agreement the Company is to pay its commission in cash and common stock. As of September 30, 2002, no shares were due under this agreement.

NOTE 7 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2002, the Company had recognized little revenue to date and had accumulated operating losses of approximately $3,594,101.50 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations.

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

The cost associated with the acquisition and leasing of the software developed by Banking Software Co. and the integration technology created by IBM as well as the hiring of the numerous employees necessary to launch the Internet Bank will indubitable precipitate either a public offering or the existing shareholders will re-invest on a private basis. The Company is attempting to raise at least five million dollars ($5,000,000), net of all fees and organizational costs.

Mr. Ham has sold to the Company certain proprietary insurance products for restricted shares of the Company's stock. This information is set forth in a certain 8-K filed on February 18, 2000, which is incorporated by reference.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        None filed this reporting quarter

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILLENIUM HOLDING GROUP, INC.

November 19, 2002                       /s/ Richard L. Ham
                                        ---------------------------------
                                        Richard L. Ham, Director and President
                                        Chief Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer