Form 10KSB
period 2002-12-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2003-04-14
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission File Number 0-28431


                          MILLENIUM HOLDING GROUP, INC.
                       (Name of Small Business Registrant)


       Nevada                                           88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                     11 Knob Oak Dr., Henderson Nevada 89052
                               Lincoln, NE 68516)
           (Address of Principal Executive Offices Including Zip Code)

                                 (702) 492 7721
                         (Registrants Telephone Number)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock par value $0.05
                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

The registrant's revenues for its most recent fiscal year were $2,968.00

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.05) as of December 31, 2002 is 13,974,700. The closing price of the shares on April 10, 2003 was $0.18. The market value of the Common Shares held by non-affiliates was $737,724.00.

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on December 9, 1999 (file No. 000-28431), is incorporated in Part III 13(a). An 8K filed on May 20, 2002 announcing a change in registrant's certifying accountant. An 8K filed on June 26, 2002 announcing that the registrant had changed its address. An Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 was filed on February 12, 2003. The information found in this paragraph (2) is incorporated in Part III 13(b). The affiliate and controlling shareholder filed a Form 5, which is incorporated by reference.

Transitional Small Business Disclosure Format:  [ ] Yes  [X] No

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                           Page
                                                                           ----
PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                             1
           BUSINESS DEVELOPMENT                                              1
           BUSINESS                                                          1
           PATENTS                                                           2

ITEM 2.  DESCRIPTION OF PROPERTY                                             2
ITEM 3.  LEGAL PROCEEDINGS                                                   2
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 3

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS                                                             3
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                       3
ITEM 7.  FINANCIAL STATEMENTS                                                6
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                               6

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   7
ITEM 10. EXECUTIVE COMPENSATION                                              8
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      8
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      9
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    9
ITEM 14. CONTROLS AND PROCEDURES                                            10

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

The Company is attempting to form an Internet bank and is preparing an application to be filed with the Office of the Comptroller of the Currency (OCC) to charter a national bank. . The bank will offer products and services through the use of the Internet. The Company will also file an application with the Federal Deposit Insurance Corporation (FDIC) for deposit insurance and will become a member of the Federal Reserve Systems.

The Company intends to offer checking and savings accounts and electronic bill paying services. The customers will make deposits through direct deposit, wire transfers or mail. The Company plans on the customers using ATM/debit cards and existing ATM networks. The customers will also be able to transfer funds between accounts, check their balances, determine which checks have cleared and pay bills through the utilization of their P C.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office is located at 11 Knob Oak Dr. Henderson, Nevada 89052. Its telephone number is (702) 492 7721. . The Company leases space in the building where the operation of the Company is housed. The premises and contents are fully insured.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 was filed on February 12, 2003 advising the shareholders that the majority has agreed to amend the Articles of Incorporation to authorize 3,000,000 preferred shares. A copy of said statement and the Majority Written Consent in Lieu of a Special Meeting of Stockholders was sent to all shareholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The company has been able to determine the following the high and low sales prices for each quarter from 12/31/00 to date as follows:

     Quarter             High               Low                Close
     -------             ----               ---                -----
     12/31/00            1.06               0.13               0.19
     3/31/01             0.56               0.125              0.125
     6/30/01             0.30               0.02               0.032
     9/30/01             0.80               0.80               0.80
     12/31/01            0.25               0.25               0.25
     3/31/02             0.30               0.12               0.25
     6/30/02             0.18               0.14               0.14
     9/30/02             0.32               0.10               0.20
     12/31/02            0.30               0.10               0.13
     3/31/03             0.30               0.14               0.18

(b) There are approximately 971 holders of the common equity of the Company.

(c) There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company's revenues, earnings and financial condition.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "SHALL," "WILL," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," "PLAN," "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

The cost associated with the acquisition and leasing of the software developed by Banking Software Co. and the integration technology created by IBM as well as the hiring of the numerous employees necessary to launch the Internet Bank will precipitate either a public offering, loans or the existing shareholders will re-invest on a private basis. The Company is attempting to raise at least five million dollars ($5,000,000), net of all fees and organizational costs.

Mr. Ham an officer and stockholder transferred an insurance agency that had a value of $20,379 in exchange for 20,379 shares of stock. The agency was transferred in to service the proprietary insurance products previously transferred into the Company. The transaction was treated as a recapitalization for 1999 and 2000.

The software required for the Internet bank is state of the art and can service up to a fourteen billion-dollar bank. The Systems will provide an automation System with multi-currency and multi-lingual abilities. The core system is stable and secure with an adaptable foundation that allows the Company to continue to focus its resources and attention on delivering products and services to its customers. The software, which can be adapted to the insurance business, will be the center of the Company's business, consists of the following five components:

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

GOING CONCERN

As of December 31, 2002, the Company had recognized little revenue to date and had accumulated operating losses of approximately $3,792,723 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On May 14, 2002, Hobe & Lucas, Certified Public Accountants, Inc. of Independence, Ohio, the registrants certifying accountant decided to withdraw as the registrant's principal accountant. The principal accountant's report on the financial statements for the past year was qualified as to the uncertainty of the company's ability to continue as a going concern, it was not modified as to audit scope, or accounting principals.

During the registrant's two most recent fiscal years and any subsequent interim period preceding said withdrawal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv) (B) through (E).

The registrant on, May 15, 2002 retained, Chavez & Koch CPA's Ltd of Henderson, Nevada as its principal accountant. Neither the registrant nor anyone on its staff has consulted, Chavez & Koch CPA's Ltd during the two most recent past fiscal years, and any later interim period, regarding any matter for which reporting is required under regulation SB, Item 304(a) (2) (i) or (ii) and the related instructions. The Board of Directors approved the appointment of Chavez & Koch CPA's Ltd.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has two officers and two directors.

     Name                     Age             Position and Offices Held
     ----                     ---             -------------------------
Richard L. Ham                49            President, Treasurer and
                                            Member of the Board of Directors

Carla Aufdenkamp              40            Vice President, Secretary and Member
                                            of the Board of Directors

There are no agreements that a director will resign at the request of another person and the above named Directors are not acting on behalf of nor will act on behalf of another person.

The following is a brief summary of the Directors and Officers including their business experiences for the past five years.

Richard L. Ham has twenty-six years experience in the financial planning and insurance industry. For the past eighteen of those twenty-six years, he has been involved in project management and business consulting. Eight of those eighteen years have been as the president of the Company formerly known as Amex Systems Corporation. Mr. Ham is also a licensed health and life insurance consultant. He has served as one of the first qualified continuing education instructors for the states of Nebraska and Iowa. Mr. Ham has conducted seminars throughout the Midwest for agents, agencies and other organizations on product knowledge, estate planning, motivation and promotion.

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

Carla Aufdenkamp has over twenty one years experience in all phases of financial and insurance administration. She is very knowledgeable in office management, computer systems, organization, accounting and auditing. Ms. Aufdenkamp has worked with Ham Consulting for the past eight years as its administrator. Ms. Aufdenkamp is married to Mr. Ham.

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

Based upon a review of these reports the Company has concluded that a Form 5 has been filed by those required to file said report covering the beneficial ownership of securities.

ITEM 10 EXECUTIVE COMPENSATION

         On January 3, 2002, the Company's Board of Directors authorized monthly salaries of $10,000 and $4,500 for the President and Secretary of the Company, respectively. January 1, 2002 is the effective date of the new salaries.

Salary expense for the years ended December 31, 2002 and 2001 were $174,000 and $132,000 respectively.

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

     Name and Address            Amount of Beneficial       Percentage of
     Beneficial Owner                Ownership                  Class
     ----------------                ---------                  -----
Ham Consulting Company. (*)          2,296,125                  16.4%
P.O. Box 22157
Lincoln, NE 68542

Richard L. Ham
11 Knob Oak Drive                    7,580,109                  54.2%
Henderson, NV 89052

All Executive Officers and
Directors as a Group (2)             9,876,234                  70.6%

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Articles of Incorporation with Amendments filed with the Form 10 SB on December 9, 1999 and incorporated by reference.

3.2 By Laws filed with the Form 10 SB on December 9, 1999 and incorporated by reference

3.3 Computation per share earnings in filed with Form 10 SB on December 9, 1999 and incorporated by reference and in current financial statements.

3.4     Amendment to Articles of Incorporation re Preferred stock*

4.1     Convertible Note (Form)*

20 An Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on February 12, 2003 and incorporated by reference.

99.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002*

99.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002*

----------
* Filed with this Report

(b) Reports on Form 8-K

The Company filed two (2) reports on Form 8-K during this reporting period to date.

An 8-K filed on May 20, 2002 announcing a change in registrant's certifying accountant.

An 8-K filed on June 26, 2002 announcing that the registrant had changed its address.

ITEM 14  CONTROLS AND PROCEDURES

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

                                      Millenium Holding Group, Inc.


                                      /s/ Richard L. Ham
April 10, 2003                        ----------------------------------
                                      Richard L. Ham,
                                      Director and President


                                      /s/ Carla Aufdenkamp
                                      ----------------------------------
                                      Carla Aufdenkamp
                                      Vice President/ Secretary/
                                      Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                            RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Millenium Holding Group, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Ham, Chief Executive Officer and President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

I have reviewed the Report;

Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

I and the other certifying officers of the Company:

are responsible for establishing and maintaining disclosure controls and procedures for the Company; have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared; have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard Ham,
------------------------
Richard Ham,
Chief Executive Officer and President
April 7, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                            RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Millenium Holding Group, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Ham, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

I have reviewed the Report;

Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

I and the other certifying officers of the Company:

are responsible for establishing and maintaining disclosure controls and procedures for the Company; have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared; have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Richard Ham
------------------------
Richard Ham
Chief Financial Officer
April 7, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Millenium Holding Group, Inc.:

We have audited the accompanying balance sheet of Millenium Holding Group, Inc. (A Development Stage Company) as of December 31, 2002 and the related statements of operations and accumulated deficit, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Millenium Holding Group, Inc. as of December 31, 2001 were audited by other auditors whose report, dated April 17, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2002 financial statements referred to above present fairly, in all material respects, the financial position of Millenium Holding Group, Inc. (a development stage company) as of December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the years then ended, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7, certain conditions indicate that the Company may be unable to continue as a going concern. However, management plans to continue the business as set forth therein. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


                                 /s/ Chavez & Koch, CPA's, Ltd.

March 31, 2003
Henderson, Nevada

                         MILLENIUM HOLDING GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                                                   12/31/2002         12/31/2001
                                                                   ----------         ----------
                                     ASSETS
ASSETS:
  Current assets:
   Cash                                                           $        36         $       140
   Due from shareholder                                                 4,162                  --
   Prepaid expenses                                                        --              10,000
                                                                  -----------         -----------
      Total current assets                                              4,198              10,140

  Fixed assets:
   CIP - Architectural study costs                                     27,606              21,325
   Other intangible                                                    11,250                  --
                                                                  -----------         -----------
      Total fixed assets                                               38,856              21,325

  Other assets:
   Refundable deposit                                                   4,310                  --
                                                                  -----------         -----------
      Total other assets                                                4,310                  --
                                                                  -----------         -----------

TOTAL ASSETS                                                      $    47,364         $    31,465
                                                                  ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Current liabilities
   Accounts payable                                               $   267,062         $   170,888
   Accounts payable - stockholder                                          --              80,428
   Accrued wages - stockholder                                        399,750             225,750
   Accrued payroll taxes                                               31,185              17,874
   Accrued interest                                                     3,042                  --
   Notes payable                                                       85,000                  --
                                                                  -----------         -----------
      Total current liabilities                                       786,039             494,940
                                                                  -----------         -----------

TOTAL LIABILITIES                                                     786,039             494,940
                                                                  -----------         -----------
STOCKHOLDERS' EQUITY
  Common stock, $.05 par value, 50,000,000 shares
   authorized,13,974,700 and 12,328,904 shares issued and
   outstanding at December 31, 2002 and December 31, 2001             698,736             616,445
  Additional paid-in capital                                        2,355,312           2,108,627
  Accumulated deficit during development stage                     (3,792,723)         (3,188,547)
                                                                  -----------         -----------
      Total stockholders' equity                                     (738,675)           (463,475)
                                                                  -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    47,364         $    31,465
                                                                  ===========         ===========

The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                    FOR YEAR ENDED DECEMBER 31, 2002 AND 2001
                     AND FROM INCEPTION TO DECEMBER 31, 2002

                                                                 Twelve months ended
                                                            ----------------------------         Inception to
                                                            12/31/2002        12/31/2001          12/31/2002
                                                            ----------        ----------          ----------
REVENUE:                                                  $      2,968       $      3,433       $     16,819

EXPENSES:
  General and administrative expenses                         (377,490)          (226,610)          (857,514)
  General and administrative expenses - stockholder           (192,452)          (142,100)          (418,202)
      Total expenses                                          (569,942)          (368,710)        (1,275,716)
                                                          ------------       ------------       ------------

Income (loss) from operations                                 (566,974)          (365,277)        (1,258,897)
                                                          ------------       ------------       ------------
OTHER INCOME (EXPENSE):
  Other income                                                     189                 --                189
  Other expense                                                 (1,222)                --             (1,222)
  Interest expense                                             (36,169)                --            (36,169)
                                                          ------------       ------------       ------------
      Total other income (expense)                             (37,202)                --            (37,202)
                                                          ------------       ------------       ------------

Net income (loss)                                             (604,176)          (365,277)        (1,296,099)

ACCUMULATED DEFICIT, beginning of period                    (3,188,547)        (2,823,270)        (2,496,624)
                                                          ------------       ------------       ------------

ACCUMULATED DEFICIT, end of period                        $ (3,792,723)      $ (3,188,547)      $ (3,792,723)
                                                          ============       ============       ============

Weighted average number of common shares outstanding        13,024,912         11,511,904          9,598,468
                                                          ============       ============       ============

Net income (loss) per share                               $      (0.05)      $      (0.03)      $      (0.14)
                                                          ============       ============       ============

      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these statements of operations and accumulated deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FROM INCEPTION TO DECEMBER 31, 2002

                                         Common Stock                             Deficit from       Total
                                    -----------------------         Add'l Paid     Development    Stockholders'
                                     Shares           Value         In Capital        Stage         Equity
                                     ------           -----         ----------        -----         ------
Balance
December 31, 1998                   21,888,124     $ 1,094,406     $ 1,402,219     $(2,496,624)           1

Reverse stock split
June 2, 1999                       (21,183,255)             --              --              --           --

Net income (loss)

December 31, 1999                           --              --              --         (25,142)     (25,142)
                                  ------------     -----------     -----------     -----------    ---------
Total
December 31, 1999                      704,869     $ 1,094,406       1,402,219     $(2,521,766)     (25,141)

Stock for professional services
December 31, 2000                      225,000          11,250          32,800              --       44,050

Acquisition of assets for stock
December 31, 2000                    1,488,815          74,441          (1,019)             --       73,422

5 for 1 forward stock split
December 31, 2000                    9,093,220        (604,502)        604,502              --           --

Net income (loss)
December 31, 2000                           --              --              --        (301,504)    (301,504)
                                  ------------     -----------     -----------     -----------    ---------
Total
December 31, 2000                   11,511,904         575,595       2,038,502     $(2,823,270)    (209,173)

Stock for professional services
December 31, 2001                      344,500          17,225          41,250              --       58,475

Stock issued on default of
convertible note

December 31, 2001                      472,500          23,625          28,875              --       52,500

Net income (loss)
December 31, 2001                           --              --              --        (365,277)    (365,277)
                                  ------------     -----------     -----------     -----------    ---------
Total
December 31, 2001                   12,328,904         616,445       2,108,627     $(3,188,547)    (463,475)
                                  ============     ===========     ===========     ===========    =========

      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FROM INCEPTION TO DECEMBER 31, 2002

                                         Common Stock                           Deficit from        Total
                                    -----------------------     Add'l Paid       Development     Stockholders'
                                     Shares           Value     In Capital          Stage          Equity
                                     ------           -----     ----------          -----          ------
Stock issued for future services
February 13, 2002                    160,000         8,000          40,000              --          48,000

Stock issued for payment of
commissions
February 19, 2002                      4,500           225           1,125              --           1,350

Stock issued for future services
February 19, 2002                     18,333           917           4,583              --           5,500

Stock issued for payment of
accounts payable
February 19, 2002                    229,795        11,490          68,938              --          80,428

Stock issued for payment of
expenses by shareholder
February 19, 2002                    209,375        10,469          52,344              --          62,813

Stock issued for
convertible notes
February 19, 2002                     22,500         1,125           5,625              --           6,750

Net income (loss)
March 31, 2002                            --            --              --        (214,821)       (214,821)
                                  ----------      --------      ----------     -----------       ---------
Total
March 31, 2002                    12,973,407       648,671       2,281,242      (3,403,368)       (473,455)

Net income (loss)
June 30, 2002                             --            --              --         (97,800)        (97,800)

Total
June 30, 2002                     12,973,407      $648,671      $2,281,242     $(3,501,168)      $(571,255)
                                  ----------      --------      ----------     -----------       ---------
Net income (loss)
September 30, 2002                        --            --              --         (96,173)        (96,173)
                                  ----------      --------      ----------     -----------       ---------
Total
September 30, 2002                12,973,407      $648,671      $2,281,242     $(3,597,341)      $(667,428)
                                  ==========      ========      ==========     ===========       =========

      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FROM INCEPTION TO DECEMBER 31, 2002

                                         Common Stock                           Deficit from        Total
                                    -----------------------     Add'l Paid       Development     Stockholders'
                                     Shares           Value     In Capital          Stage          Equity
                                     ------           -----     ----------          -----          ------
Stock issued for
professional services
November 11, 2002                    17,000            850           1,700               --           2,550

Stock issued on default
of convertible note
November 11, 2002                    31,250          1,563           1,120               --           2,683

Stock issued on default
of convertible note
November 11, 2002                   250,000         12,500           8,964           21,464

Stock issued for
convertible notes
November 11, 2002                   160,000          8,000          16,000               --          24,000

Stock issued on default
of convertible note
November 11, 2002                   125,000          6,250           4,482           10,732

Acquisition of assets for stock
November 11, 2002                    75,000          3,750           7,500               --          11,250

Stock for Professional services
November 11, 2002                   150,000          7,500          15,000           22,500

Stock for Professional services
November 11, 2002                    63,043          3,152           6,304            9,456

Stock for Professional services
November 11, 2002                   130,000          6,500          13,000           19,500

Net income (loss)
December 31, 2002                        --             --              --         (195,382)       (195,382)
                                 ----------       --------      ----------      -----------       ---------

Total
December 31, 2002                13,974,700       $698,736      $2,355,312      $(3,792,723)      $(738,675)
                                 ==========       ========      ==========      ===========       =========

      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                       FROM INCEPTION TO DECEMBER 31, 2002

                                                               Twelve months ended               Inception to
                                                          12/31/2002          12/31/2001          12/31/2002
                                                          ----------          ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $  (604,176)        $  (365,277)        $(1,296,099)
  Adjustments to reconcile net loss
    to net cash used in operations:
     Non-cash development and professional services          204,798              75,975             398,245
     (Increase) decrease in:
       Prepaid expenses                                       10,000             (10,000)                 --
       Refundable deposits                                    (4,310)                 --              (4,310)
       Increase (decrease) in:
     Accounts payable - stockholder                               --              11,542              80,428
       Accounts payable                                       96,174             132,081             267,062
       Accrued interest                                        3,042                  --               3,043
       Accrued expenses                                      187,311             142,100             430,935
                                                         -----------         -----------         -----------
Net cash used by operating activities                       (107,161)            (13,579)           (120,696)
                                                         -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  CIP - architectural costs                                   (6,281)            (21,325)            (27,606)
                                                         -----------         -----------         -----------
Net cash used by investing activities                         (6,281)            (21,325)            (27,606)
                                                         -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from shareholder                                        (4,162)                 --              (4,162)
  Proceeds from convertible debt                             117,500              35,000             152,500
                                                         -----------         -----------         -----------
Net cash provided by financing activities                    113,338              35,000             148,338
                                                         -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                                 (104)                 96                  36

CASH, beginning of period                                        140                  44                  --
                                                         -----------         -----------         -----------
CASH, end of period                                      $        36         $       140         $        36
                                                         ===========         ===========         ===========
SUPPLEMENTARY INFORMATION:
   Interest paid                                         $        --         $        --         $        --
                                                         ===========         ===========         ===========
   Taxes paid                                            $        --         $        --         $        --
                                                         ===========         ===========         ===========

      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

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

     EARNINGS PER SHARE CALCULATIONS

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 13,024,912 and 11,511,904 for the periods ended December 31, 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2002 and 2001, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

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

              Building                           40 Years

     Depreciation expense for the year ended December 31, 2002 and 2001 was $0.

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

     The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses. As of December 31, 2002, the Internal Revenue Service has not imposed any interest or penalties for failure to file.

     Due to previous losses, management does not anticipate that interest or penalties will be imposed.

     ADVERTISING

     Advertising costs are to be expensed when incurred. There were no advertising expenses for the years ended December 31, 2002 and 2001.

     REVENUE RECOGNITION

     The company is in the process of developing and implementing accrual based revenue recognition policies.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statements as of December 31, 2001 to conform to the presentation of the financial statements as of December 31, 2002.

NOTE 3 - NOTES PAYABLE

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

     On October 11, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue each holder 20,000 restricted shares of the Company's stock.

     On November 18, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue each holder 10,000 restricted shares of the Company's stock.

     On November 25, 2002, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue each holder 10,000 restricted shares of the Company's stock.

     Furthermore, the notes may be converted by the holders upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the notes plus the shares set forth in the above paragraphs. All accumulated but unpaid interest shall be extinguished upon conversion. Shares issued upon conversion plus the shares set forth in the above paragraphs shall be subject to the restrictions pursuant to Rule 144 of the Securities Act of 1933 and will have "piggyback" rights of registration.

     As of December 31, 2002 total notes payable is $85,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

     On January 3, 2002, the Company's Board of Directors authorized monthly salaries of $10,000 and $4,500 for the President and Secretary of the Company, respectively. January 1, 2002 is the effective date of the new salaries.

     Salary expense for the years ended December 31, 2002 and 2001 were $174,000 and $132,000 respectively.

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

     On February 19, 2002, the Company issued 4,500 shares of its common stock an individual as commission for assisting the Company with obtaining debt financing. As a result, three convertible notes totaling $22,500 were issued to three separate individuals.

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

     On February 19, 2002, the Company issued 229,795 shares of its common stock to a shareholder of the Company in exchange for payment of accounts payable valued at $80,428. The number of shares issued for services is based on the value of the accounts payable divided by the fair market value of the shares.

     On February 19, 2002, the Company issued 209,375 shares of its common stock to a shareholder of the Company as reimbursement for certain financial obligations paid on behalf of the Company. The obligations paid are valued at $62,813. The number of shares issued for services is based on the value of the financial obligations divided by the fair market value of the shares.

     On February 19, 2002, the Company issued 22,500 shares of its common stock to the holder of a convertible note per the repayment terms set forth in the agreement.

     On November 11, 2002, the Company issued 17,000 shares of its common stock in exchange for professional services. The value of the services was based on the fair market value as of the date of the transaction, which was $2,550.

     On November 11, 2002, the Company issued 31,250 shares of its common stock to the holder of a convertible note dated February 4, 2002 in full payment under default per the repayment terms set forth in the agreement.

     On November 11, 2002, the Company issued 250,000 shares of its common stock to the holder of two convertible notes dated January 11, 2002 and May 6, 2002 in full payment under default per the repayment terms set forth in the agreement.

     On November 11, 2002, the Company issued 160,000 shares of its common stock to the holder of a convertible note per the repayment terms set forth in the agreement (See Note 3).

     On November 11, 2002, the Company issued 125,000 shares of its common stock to the holder of a convertible note dated January 10, 2002 in full payment under default per the repayment terms set forth in the agreement.

     On November 11, 2002, the Company issued 75,000 shares of its common stock to acquire a domain name. The value of the asset was based on the fair market value as of the date of the transaction, which was $11,250.

     On November 11, 2002, the Company issued 150,000 shares of its common stock in exchange for professional services. The value of the services was based on the fair market value as of the date of the transaction, which was $22,500.

     On November 11, 2002, the Company issued 63,043 shares of its common stock in exchange for professional services. The value of the services was based on the fair market value as of the date of the transaction, which was $9,456.45.

     On November 11, 2002, the Company issued 130,000 shares of its common stock in exchange for professional services. The value of the services was based on the fair market value as of the date of the transaction, which was $19,500.

     As of December 31, 2002 there were 13,974,700 shares outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For the years ended December 31, 2002 and 2001, the Company has incurred expenses of $42,000 and $42,000 respectively.

     The Company is in the process of raising capital to start full time operations. For the year ended December 31, 2002, the Company had issued convertible notes to various investors for a total of $117,500.

     In April 2001, the Company entered into an agreement with an individual to identify investors, underwriters, joint venturers, lenders and/or guarantors interested in providing financing for the Company. As of December 31, 2002, 2,000 shares were due under this agreement.

     In August 2002, the Company entered into an agreement with a consulting firm to assist with financial advice and finding investors. The agreement calls for monthly payments of $2,000 in cash and $3,000 in common stock, valued at the last traded price, and can be terminated by mutual agreement between the parties. As of December 31, 2002, 33,043 shares were due under this agreement.

     In November 2002, the Company issued convertible notes in the amount of $10,000. As of December 31, 2002, the holders of the notes are due 20,000 restricted shares of common stock per the repayment terms set forth in the agreements (See Note 3).

NOTE 7 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2002, the Company had recognized little revenue to date and had accumulated operating losses of approximately $3,792,723 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations.

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

NOTE 8 - RECENT PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board released SFAS No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002.

     In August 2001, the Financial Accounting Standards Board released SFAS No. 143, which is to be applied starting with fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for asset retirement obligations. Currently, the Company has no obligations associated with the retirement of tangible long-lived assets; therefore, this standard has no effect on the financial statements when adopted.

     In October 2001, the Financial Accounting Standards Board released SFAS No. 144, which addresses financial accounting and reporting for impairment or disposal of long-lived assets. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002.