Form 10QSB
period 2003-03-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2003-05-19
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                                Quarterly Report

                          Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                          MILLENIUM HOLDING GROUP, INC.
                         (Name of Small Business Issuer)


    March 31, 2003                                     0-28431
(For the Quarter Ended)                         (Commission File Number)


       Nevada                                          88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                     11 Knob Oak Dr., Henderson Nevada 89052
           (Address of Principal Executive Offices Including Zip Code)


                                 (702) 492 7721
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003 was 13,974,700. The closing price of the shares on May 14, 2003 was $0.11. The market value of the Common Shares held by non-affiliates was $450,831.00.

Transitional Small Business Disclosure Format:  [ ] Yes  [X] No

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                3

     Balance Sheet at March 31, 2003 and March 31, 2002                      3

     Statement of Operations for the three months ended March 31, 2003
     and March 31, 2002 and from inception to March 31 2003.                 4

     Statement of Changes in Stockholders' Equity from inception to
     March 31, 2003.                                                         5

     Statement of Cash Flows for the three months ended March 31, 2003
     and March 31, 2002 and from inception to March 31 2003.                 8

     Notes to Financial Statements.                                          9

Item 2 - Management's Discussion and Analysis                               18

Item 3 - Controls and Procedures                                            20

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  20

Item 2 - Changes in Securities and Use of Proceeds                          20

Item 3 - Default Upon Senior Securities                                     20

Item 4 - Submission of Matters to a Vote of Security Holders                20

Item 5 - Other Information                                                  20

Item 6 - Exhibits and Reports on Form 8-K                                   20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                     AS OF MARCH 31, 2003 AND MARCH 31, 2002

                                                                      3/31/2003           3/31/2002
                                                                      ---------           ---------
                                     ASSETS
ASSETS:
  Current assets:
    Cash                                                             $     4,709         $     1,315
    Due from shareholder                                                   4,162                  --
                                                                     -----------         -----------
      Total current assets                                                 8,871               1,315

  Fixed assets:
    CIP - Architectural study costs                                       27,606              27,606
    Accumulated depreciation                                                  --                (882)
    Other intangible                                                      11,250                  --
                                                                     -----------         -----------
      Total fixed assets                                                  38,856              26,724

  Other assets:
    Refundable deposit                                                     4,310                  --
                                                                     -----------         -----------
      Total other assets                                                   4,310                  --
                                                                     -----------         -----------

TOTAL ASSETS                                                         $    52,037         $    28,039
                                                                     ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Current liabilities
    Accounts payable                                                 $   291,682         $   188,069
    Accrued wages - stockholder                                          455,250             269,250
    Accrued payroll taxes                                                 35,430              21,202
    Accrued interest                                                       5,529                 473
    Notes payable                                                        120,000              22,500
                                                                     -----------         -----------
      Total current liabilities                                          907,891             501,494
                                                                     -----------         -----------

TOTAL LIABILITIES                                                        907,891             501,494
                                                                     -----------         -----------
STOCKHOLDERS' EQUITY
  Preferred non-voting stock, $.001 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding at
   March 31, 2003 and March 31, 2002                                          --                  --
  Common stock, $.05 par value, 50,000,000 shares authorized,
   13,974,700 and 12,973,407 shares issued and outstanding
   at March 31, 2003 and March 31, 2002                                  698,736             648,671
  Additional paid-in capital                                           2,355,312           2,281,242
  Accumulated deficit during development stage                        (3,909,902)         (3,403,368)
                                                                     -----------         -----------
      Total stockholders' equity                                        (855,854)           (473,455)
                                                                     -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    52,037         $    28,039
                                                                     ===========         ===========

The accompanying independent auditors' review report and notes to financial statements should be read in conjunction with these balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                      AND FROM INCEPTION TO MARCH 31, 2003

                                                  Three months ended
                                           --------------------------------          Inception to
                                             3/31/2003            3/31/2002            3/31/2003
                                             ---------            ---------            ---------
REVENUE:                                   $      1,227         $        945         $     18,046

EXPENSES:
  General and administrative expenses           (38,495)            (164,161)            (896,009)
  General and administrative expenses -
   related party                                (64,824)             (43,500)            (483,026)
  Depreciation expense                               --                 (882)                  --
                                           ------------         ------------         ------------
  Total expenses                               (103,319)            (208,543)          (1,379,035)
                                           ------------         ------------         ------------

Income (loss) from operations                  (102,092)            (207,598)          (1,360,989)
                                           ------------         ------------         ------------
OTHER INCOME (EXPENSE):
  Other income                                       --                   --                  189
  Other expense                                      --                   --               (1,222)
  Interest expense                              (15,087)              (7,223)             (51,256)
                                           ------------         ------------         ------------
  Total other income (expense)                  (15,087)              (7,223)
                                                                                          (52,289)
                                           ------------         ------------         ------------

Net income (loss)                              (117,179)            (214,821)          (1,413,278)

ACCUMULATED DEFICIT, beginning of period     (3,792,723)          (3,188,547)          (2,496,624)
                                           ------------         ------------         ------------

ACCUMULATED DEFICIT, end of period         $ (3,909,902)        $ (3,403,368)        $ (3,909,902)
                                           ============         ============         ============
Weighted average number of
 common shares outstanding                   13,974,700           12,767,882            9,852,408
                                           ============         ============         ============

Net income (loss) per share                $      (0.01)        $      (0.02)        $      (0.14)
                                           ============         ============         ============

The accompanying independent auditors' review report and notes to financial statements should be read in conjunction with these statements of operations and accumulated deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FROM INCEPTION TO MARCH 31, 2003

                                            Common Stock                           Deficit from       Total
                                       ---------------------         Add'l Paid     Development   Stockholders'
                                       Shares          Value         In Capital        Stage         Equity
                                       ------          -----         ----------        -----         ------
Balance December 31, 1998            21,888,124     $ 1,094,406     $ 1,402,219     $(2,496,624)           1

Reverse stock split
June 2, 1999                        (21,183,255)             --              --              --           --

Net income (loss)
December 31, 1999                            --              --              --         (25,142)     (25,142)
                                    -----------     -----------     -----------     -----------     --------

Total December 31, 1999                 704,869     $ 1,094,406       1,402,219     $(2,521,766)     (25,141)
                                    ===========     ===========     ===========     ===========     ========

Stock for professional services
December 31, 2000                       225,000          11,250          32,800              --       44,050

Acquisition of assets for stock
December 31, 2000                     1,488,815          74,441          (1,019)             --       73,422

5 for 1 forward stock split
December 31, 2000                     9,093,220        (604,502)        604,502              --           --

Net income (loss)
December 31, 2000                            --              --              --        (301,504)    (301,504)
                                    -----------     -----------     -----------     -----------     --------

Total December 31, 2000              11,511,904         575,595       2,038,502     $(2,823,270)    (209,173)
                                    ===========     ===========     ===========     ===========     ========

Stock for professional services
December 31, 2001                       344,500          17,225          41,250              --       58,475

Stock issued on default of
convertible note December 31, 2001      472,500          23,625          28,875              --       52,500

Net income (loss)
December 31, 2001                            --              --              --        (365,277)    (365,277)
                                    -----------     -----------     -----------     -----------     --------
Total December 31, 2001              12,328,904         616,445       2,108,627     $(3,188,547)    (463,475)
                                    ===========     ===========     ===========     ===========     ========

The  accompanying   independent  auditors'  review  report  should  be  read  in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FROM INCEPTION TO MARCH 31, 2003

                                               Common Stock                           Deficit from         Total
                                          ---------------------       Add'l Paid       Development     Stockholders'
                                          Shares          Value       In Capital          Stage           Equity
                                          ------          -----       ----------          -----           ------
Stock issued for future services
February 13, 2002                         160,000         8,000          40,000               --          48,000

Stock issued for payment of
commissions February 19, 2002               4,500           225           1,125               --           1,350

Stock issued for future services
February 19, 2002                          18,333           917           4,583               --           5,500

Stock issued for payment of
accounts payable February 19, 2002        229,795        11,490          68,938               --          80,428

Stock issued for payment of expenses
by shareholder February 19, 2002          209,375        10,469          52,344               --          62,813

Stock issued for convertible notes
February 19, 2002                          22,500         1,125           5,625               --           6,750

Net income (loss)
March 31, 2002                                 --            --              --         (214,821)       (214,821)
                                       ----------      --------      ----------      -----------       ---------

Total March 31, 2002                   12,973,407       648,671       2,281,242       (3,403,368)       (473,455)
                                       ==========      ========      ==========      ===========       =========
Net income (loss)
June 30, 2002                                  --            --              --          (97,800)        (97,800)

Total June 30, 2002                    12,973,407      $648,671      $2,281,242      $(3,501,168)      $(571,255)

Net income (loss)
September 30, 2002                             --            --              --          (96,173)        (96,173)
                                       ----------      --------      ----------      -----------       ---------

Total September 30, 2002               12,973,407      $648,671      $2,281,242      $(3,597,341)      $(667,428)
                                       ==========      ========      ==========      ===========       =========

The  accompanying   independent  auditors'  review  report  should  be  read  in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FROM INCEPTION TO MARCH 31, 2003

                                               Common Stock                     Deficit from       Total
                                          ---------------------   Add'l Paid     Development   Stockholders'
                                          Shares        Value     In Capital        Stage         Equity
                                          ------        -----     ----------        -----         ------
Stock issued for professional
services November 11, 2002                 17,000         850         1,700             --          2,550

Stock issued on default of
convertible note November 11, 2002         31,250       1,563         1,120             --          2,683

Stock issued on default of
convertible note November 11, 2002        250,000      12,500         8,964         21,464

Stock issued for convertible notes
November 11, 2002                         160,000       8,000        16,000             --         24,000

Stock issued on default of
convertible note November 11, 2002        125,000       6,250         4,482         10,732

Acquisition of assets for stock
November 11, 2002                          75,000       3,750         7,500             --         11,250

Stock for Professional services
November 11, 2002                         150,000       7,500        15,000         22,500

Stock for Professional services
November 11, 2002                          63,043       3,152         6,304          9,456

Stock for Professional services
November 11, 2002                         130,000       6,500        13,000         19,500

Net income (loss) December 31, 2002            --          --            --       (195,382)      (195,382)
                                       ----------    --------    ----------    -----------      ---------

Total December 31, 2002                13,974,700    $698,736    $2,355,312    $(3,792,723)     $(738,675)
                                       ==========    ========    ==========    ===========      =========

Net income (loss) March 31, 2003               --          --            --       (117,179)      (117,179)
                                       ----------    --------    ----------    -----------      ---------

Total March 31, 2003                   13,974,700    $698,736    $2,355,312    $(3,909,902)     $(855,854)
                                       ==========    ========    ==========    ===========      =========

The  accompanying   independent  auditors'  review  report  should  be  read  in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
                        FROM INCEPTION TO MARCH 31, 2003

                                                           Three months ended
                                                      -----------------------------      Inception to
                                                      3/31/2003           3/31/2002        3/31/2003
                                                      ---------           ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (117,179)        $  (214,821)     $(1,413,278)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
    Non-cash development and professional services           --             204,841          398,245
  (Increase) decrease in:
    Depreciation                                             --                 882               --
    Prepaid expenses                                         --              10,000               --
    Refundable deposits                                      --                  --           (4,310)
  Increase (decrease) in:
    Accounts payable - stockholder                           --             (80,428)          80,428
    Accounts payable                                     24,620              17,182          291,682
    Accrued interest                                      2,487                 473            5,530
    Accrued expenses                                     59,745              46,828          490,680
                                                    -----------         -----------      -----------
Net cash used in operating activities                   (30,327)            (15,043)        (151,023)
                                                    -----------         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  CIP - architectural costs                                  --              (6,281)         (27,606)
                                                    -----------         -----------      -----------
Net cash used by investing activities                        --              (6,281)         (27,606)

                                                    -----------         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from shareholder                                       --                  --           (4,162)
  Proceeds from convertible debt                         35,000              22,500          187,500
                                                    -----------         -----------      -----------
Net cash provided by financing activities                35,000              22,500          183,338
                                                    -----------         -----------      -----------

NET INCREASE (DECREASE) IN CASH                           4,673               1,175            4,709

CASH, beginning of period                                    36                 139               --
                                                    -----------         -----------      -----------

CASH, end of period                                 $     4,709         $     1,315      $     4,709
                                                    ===========         ===========      ===========
SUPPLEMENTARY INFORMATION:
  Interest paid                                     $        --         $        --      $        --
                                                    ===========         ===========      ===========
  Taxes paid                                        $        --         $        --      $        --
                                                    ===========         ===========      ===========

The accompanying independent auditors' review report and notes to financial statements should be read in conjunction with these statements of cash flows.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2003. These results have been determined on the basis of generally accepted accounting principles.

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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Earnings Per Share Calculations

       Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 13,974,700 and 12,767,882 for the periods ended March 31, 2003 and 2002, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2003 and 2002, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

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

                 Building                40 Years

       Depreciation expense for the three months ended March 31, 2003 and 2002 was $0 and $882, respectively.

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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Income Taxes (Continued)

       As of March 31, 2003, the Internal Revenue Service has not imposed any interest or penalties for failure to file. Due to previous losses, management does not anticipate that interest or penalties will be imposed.

       Advertising

       Advertising costs are to be expensed when incurred. There were no advertising expenses for the three months ended March 31, 2003 and 2002.

       Revenue Recognition

       The company is in the process of developing and implementing accrual based revenue recognition policies.

       Reclassifications

       Certain reclassifications have been made to the financial statements as of March 31, 2002 to conform to the presentation of the financial statements as of March 31, 2003.

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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 3 - NOTES PAYABLE (CONTINUED)

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

       On January 2, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 5,000 restricted shares of the Company's stock.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 3 - NOTES PAYABLE (CONTINUED)

       On January 14, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 10,000 restricted shares of the Company's stock.

       On January 14, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 5,000 restricted shares of the Company's stock.

       On February 27, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $6,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 12,000 restricted shares of the Company's stock.

       On March 5, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 10,000 restricted shares of the Company's stock.

       On March 7, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $7,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 15,000 restricted shares of the Company's stock.

       On March 10, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 10,000 restricted shares of the Company's stock.

       On March 12, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $1,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 3,000 restricted shares of the Company's stock.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 3 - NOTES PAYABLE (CONTINUED)

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

       As of March 31, 2003 total notes payable is $120,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

       On January 8, 2003, the Company's Board of Directors authorized monthly salaries of $12,500 and $6,000 for the President and Secretary of the Company, respectively. January 1, 2003 is the effective date of the new salaries.

       Salary expense for the three months ended March 31, 2003 and 2002 were $55,500 and $43,500 respectively.

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

       On February 19, 2002, 18,333 shares of common stock were issued to a company in exchange for future services. The services are valued at $5,500. The value of services is based on prior services provided by the company and on the cost of similar services provided by other similar

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

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

       As of March 31, 2003 there were 13,974,700 shares outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

       The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For the three months ended March 31, 2003 and 2002, the Company has incurred expenses of $10,500 and $10,500 respectively.

       The Company is in the process of raising capital to start full time operations. For the three months ended March 31, 2003, the Company issued convertible notes to various investors for a total of $35,000. As of March 31,2003 the holders of the notes are due 70,000 restricted shares of common stock per the repayment terms set forth in the agreements (See
       Note 3).

       In April 2001, the Company entered into an agreement with an individual to identify investors, underwriters, joint venturers, lenders and/or guarantors interested in providing financing for the Company. As of March 31, 2003, 4,000 shares were due under this agreement.

       In August 2002, the Company entered into an agreement with a consulting firm to assist with financial advice and finding investors. Effective December 31, 2002, this agreement was terminated. As of March 31, 2003, 26,522 shares were due under this agreement for services rendered.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 7 - GOING CONCERN

       These  financial   statements  have  been  prepared  in  accordance  with
       generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2003, the Company had recognized little revenue to date and had accumulated operating losses of approximately $3,909,902 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations.

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

The satisfaction of the Company's cash requirements in the near future will be met by the principal shareholders, Richard Ham and Ham Consulting Company. The principal shareholders have no expectations of reimbursement of the funds advanced other than the possibility of restricted stock payment in lieu of cash. It has no way of determining whether there will be any type of reimbursement in the future.

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

The software required for the Internet bank is in state of the art and can service up to a fourteen billion-dollar bank. The Systems will provide an automation Systems with multi-currency and multi-lingual abilities. The core Systems is stable and secure with an adaptable foundation that allows the Company to continue to focus its resources and attention on delivering products and services to its customers. The software, which can be adapted to the insurance business, will be the center of the Company's business, consists of the following five components:

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

ITEM 3   CONTROLS AND PROCEDURES

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

                            PART II - OTHER INFORMATION

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

ITEM 5. OTHER INFORMATION

On May 5, 2003, the Company adopted the Code of Ethics for the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     14   Code of Ethics Adopted May 5, 2003

     99 Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     None filed this reporting quarter

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENIUM HOLDING GROUP, INC.


May 15, 2003                        /s/ Richard L. Ham
                                    --------------------------------------------
                                    Richard L. Ham, Director and President
                                    Chief Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Millenium Holding Group, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Ham, Chief Executive Officer and President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the Report;

(2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4)  I and the other certifying officers of the Company:

     a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;

     b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

     c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

     d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard Ham
---------------------------
Richard Ham,
Chief Executive Officer and President
May 15, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Millenium Holding Group, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Ham, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the Report;

(2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4)  I and the other certifying officers of the Company:

     a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;

     b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

     c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

     d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard Ham
---------------------------
Richard Ham
Chief Financial Officer
May 15, 2003