Form 10QSB
period 2003-06-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2003-08-26
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                          Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003               Commission File Number 0-28431


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003 was 13,974,700. The closing price of the shares on August 21, 2003 was $2.10. The market value of the Common Shares held by non-affiliates was $8,606,778.60.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                3

     Balance Sheet at June 30, 2003 and June 30, 2002                        4

     Statement of Operations for the three and six months ended
     June 30, 2003 and June 30, 2002 and from inception to June 30 2003      5

     Statement of Changes in Stockholders' Equity From Inception to
     June 30, 2003                                                           6

     Statement of Cash Flows for the three and six months ended
     June 30, 2003 and June 30, 2002 and from inception to June 30, 2003     9

     Notes to Financial Statements                                          10

Item 2 - Management's Discussion and Analysis                               13

Item 3 Controls and Procedures                                              14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   15

Item 2. Changes in Securities and Use of Proceeds                           15

Item 3. Default Upon Senior Securities                                      15

Item 4. Submission of Matters to a Vote of Security Holders                 15

Item 5. Other Information                                                   15

Item 6. Exhibits and Reports on Form 8-K                                    15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2003. These results have been determined on the basis of generally accepted accounting principles.

                         MILLENIUM HOLDING GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                     AS OF JUNE 30, 2003 AND JUNE 30, 2002

                                                                                UNAUDITED
                                                                      ----------------------------
                                                                      6/30/2003          6/30/2002
                                                                      ---------          ---------
                                     ASSETS

ASSETS:

Current assets:
  Cash                                                               $     4,105         $       101
  Due from shareholder                                                        --               4,162
                                                                     -----------         -----------
      Total current assets                                                 4,105               4,263


Fixed assets:
  Construction in progress - architectural study costs                    27,606              27,606
  Accumulated depreciation                                                    --              (1,572)
  Other intangible                                                        11,250                  --
                                                                     -----------         -----------
      Total fixed assets                                                  38,856              26,034

Other assets:
  Refundable deposit                                                       4,500               7,900
                                                                     -----------         -----------
      Total other assets                                                   4,500               7,900
                                                                     -----------         -----------
TOTAL ASSETS                                                         $    47,461         $    38,197
                                                                     ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Current liabilities
  Accounts payable                                                   $   329,035         $   223,415
  Accrued wages - stockholder                                            556,500             312,750
  Accrued payroll taxes                                                   43,176              24,530
  Accrued interest                                                         8,539               1,258
  Due to shareholder                                                       7,788                  --
  Notes payable                                                          130,000              47,500
                                                                     -----------         -----------
  Total current liabilities                                            1,075,038             609,453
                                                                     -----------         -----------

TOTAL LIABILITIES                                                      1,075,038             609,453
                                                                     -----------         -----------
STOCKHOLDERS' EQUITY
  Preferred non-voting stock, $.001 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding at
   June 30, 2003 and June 30, 2002                                            --                  --
  Common stock, $.05 par value, 50,000,000 shares authorized,
   13,974,700 and 12,973,407 shares issued and outstanding at
   June 30, 2003 and June 30, 2002                                       698,736             648,671
  Additional paid-in capital                                           2,355,312           2,281,242
  Accumulated deficit during development stage                        (4,081,625)         (3,501,169)
                                                                     -----------         -----------
      Total stockholders' equity                                      (1,027,577)           (571,256)
                                                                     -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    47,461         $    38,197
                                                                     ===========         ===========

  The accompanying independent auditors' review report and notes to financial statements should be read in conjunction with these balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                         AND INCEPTION TO JUNE 30, 2003

                                                                         UNAUDITED
                                            ----------------------------------------------------------------------
                                               Three months ended              Six months ended
                                            ------------------------      ------------------------    Inception to
                                            6/30/2003      6/30/2002      6/30/2003      6/30/2002      6/30/2003
                                            ---------      ---------      ---------      ---------      ---------
REVENUE:                                   $       530    $       810    $     1,757    $     1,755    $    18,576

EXPENSES:
  General and administrative expenses          (56,964)       (53,687)       (95,459)      (217,848)      (952,974)
  General and administrative expenses
   - related party                            (101,250)       (43,500)      (166,074)       (87,000)      (584,276)
  Depreciation expense                              --           (690)            --         (1,572)            --
                                           -----------    -----------    -----------    -----------    -----------
      Total expenses                          (158,214)       (97,877)      (261,533)      (306,420)    (1,537,250)
                                           -----------    -----------    -----------    -----------    -----------

Income (loss) from operations                 (157,684)       (97,067)      (259,776)      (304,665)    (1,518,674)
                                           -----------    -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Other income                                       5             50              5             50            194
  Other expense                                     --           (784)            --         (1,257)        (1,222)
  Interest expense                             (14,043)            --        (29,130)        (6,750)       (65,299)
                                           -----------    -----------    -----------    -----------    -----------
      Total other income (expense)             (14,038)          (734)       (29,125)        (7,957)       (66,327)
                                           -----------    -----------    -----------    -----------    -----------

Net income (loss)                             (171,722)       (97,801)      (288,901)      (312,622)    (1,585,001)

ACCUMULATED DEFICIT, beginning of period    (3,909,903)    (3,403,368)    (3,792,724)    (3,188,547)    (2,496,624)
                                           -----------    -----------    -----------    -----------    -----------
ACCUMULATED DEFICIT, end of period         $(4,081,625)   $(3,501,169)   $(4,081,625)   $(3,501,169)   $(4,081,625)
                                           ===========    ===========    ===========    ===========    ===========
Weighted average number of
 common shares outstanding                  13,974,700     12,767,882     13,974,700     12,767,882     10,080,866
                                           ===========    ===========    ===========    ===========    ===========

Net income (loss) per share                $     (0.01)   $     (0.01)   $     (0.02)   $     (0.02)   $     (0.16)
                                           ===========    ===========    ===========    ===========    ===========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these statements of operations and accumulated deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           INCEPTION TO JUNE 30, 2003
                                    UNAUDITED

                                          Common Stock                              Deficit from        Total
                                    -----------------------         Add'l Paid       Development    Stockholders'
                                    Shares            Value         In Capital          Stage          Equity
                                    ------            -----         ----------          -----          ------
Balance December 31, 1998          21,888,124      $ 1,094,406      $ 1,402,219      $(2,496,624)            1

Reverse stock split
June 2, 1999                      (21,183,255)              --               --               --            --

Net income (loss)
December 31, 1999                          --               --               --          (25,142)      (25,142)
                                  -----------      -----------      -----------      -----------      --------
Total December 31, 1999               704,869      $ 1,094,406        1,402,219      $(2,521,766)      (25,141)
                                  ===========      ===========      ===========      ===========      ========
Stock for professional services
December 31, 2000                     225,000           11,250           32,800               --        44,050

Acquisition of assets for stock
December 31, 2000                   1,488,815           74,441           (1,019)              --        73,422

5 for 1 forward stock split
December 31, 2000                   9,093,220         (604,502)         604,502               --            --

Net income (loss)
December 31, 2000                          --               --               --         (301,504)     (301,504)
                                  -----------      -----------      -----------      -----------      --------
Total December 31, 2000            11,511,904          575,595        2,038,502      $(2,823,270)     (209,173)
                                  ===========      ===========      ===========      ===========      ========
Stock for professional services
December 31, 2001                     344,500           17,225           41,250               --        58,475

Stock issued on default of
convertible note
December 31, 2001                     472,500           23,625           28,875               --        52,500

Net income (loss)
December 31, 2001                          --               --               --         (365,277)     (365,277)
                                  -----------      -----------      -----------      -----------      --------
Total December 31, 2001            12,328,904          616,445        2,108,627      $(3,188,547)     (463,475)
                                  ===========      ===========      ===========      ===========      ========
Stock issued for future services
February 13, 2002                     160,000            8,000           40,000               --        48,000

   The accompanying independent accountants' review report should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           INCEPTION TO JUNE 30, 2003
                                    UNAUDITED

                                          Common Stock                              Deficit from        Total
                                    -----------------------         Add'l Paid       Development    Stockholders'
                                    Shares            Value         In Capital          Stage          Equity
                                    ------            -----         ----------          -----          ------
Stock issued for payment of
commissions February 19, 2002         4,500            225             1,125                --           1,350

Stock issued for future services
February 19, 2002                    18,333            917             4,583                --           5,500

Stock issued for payment of
accounts payable
February 19, 2002                   229,795         11,490            68,938                --          80,428

Stock issued for payment of
expenses by shareholder
February 19, 2002                   209,375         10,469            52,344                --          62,813

Stock issued for
convertible notes
February 19, 2002                    22,500          1,125             5,625                --           6,750

Net income (loss)
March 31, 2002                           --             --                --          (214,821)       (214,821)
                                 ----------       --------        ----------       -----------       ---------
Total March 31, 2002             12,973,407        648,671         2,281,242        (3,403,368)       (473,455)
                                 ==========       ========        ==========       ===========       =========
Net income (loss)
June 30, 2002                            --             --                --           (97,801)        (97,801)

Total June 30, 2002              12,973,407       $648,671        $2,281,242       $(3,501,169)      $(571,256)

Net income (loss)
September 30, 2002                       --             --                --           (96,173)        (96,173)
                                 ----------       --------        ----------       -----------       ---------

Total September 30, 2002         12,973,407       $648,671        $2,281,242       $(3,597,342)      $(667,429)
                                 ==========       ========        ==========       ===========       =========
Stock issued for
professional services
November 11, 2002                    17,000            850             1,700                --           2,550

Stock issued on default
of convertible note
November 11, 2002                    31,250          1,563             1,120                --           2,683

   The accompanying independent accountants' review report should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           INCEPTION TO JUNE 30, 2003
                                    UNAUDITED

                                          Common Stock                             Deficit from        Total
                                    -----------------------        Add'l Paid       Development    Stockholders'
                                    Shares            Value        In Capital          Stage          Equity
                                    ------            -----        ----------          -----          ------
Stock issued on default
of convertible note
November 11, 2002                    250,000         12,500           8,964                             21,464

Stock issued for
convertible notes
November 11, 2002                    160,000          8,000          16,000                --           24,000

Stock issued on default
of convertible note
November 11, 2002                    125,000          6,250           4,482                             10,732

Acquisition of assets for stock
November 11, 2002                     75,000          3,750           7,500                --           11,250

Stock for professional services
November 11, 2002                    150,000          7,500          15,000                             22,500

Stock for professional services
November 11, 2002                     63,043          3,152           6,304                              9,456

Stock for professional services
November 11, 2002                    130,000          6,500          13,000                             19,500

Net income (loss)
December 31, 2002                         --             --              --          (195,382)        (195,382)
                                  ----------       --------      ----------       -----------      -----------
Total December 31, 2002           13,974,700       $698,736      $2,355,312       $(3,792,724)     $  (738,676)
                                  ==========       ========      ==========       ===========      ===========
Net income (loss)
March 31, 2003                            --             --              --          (117,179)        (117,179)
                                  ----------       --------      ----------       -----------      -----------
Total March 31, 2003              13,974,700       $698,736      $2,355,312       $(3,909,903)     $  (855,855)
                                  ==========       ========      ==========       ===========      ===========
Net income (loss)
June 30, 2003                             --             --              --          (171,722)        (171,722)
                                  ----------       --------      ----------       -----------      -----------
Total June 30, 2003               13,974,700       $698,736      $2,355,312       $(4,081,625)     $(1,027,577)
                                  ==========       ========      ==========       ===========      ===========

   The accompanying independent accountants' review report should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                         AND INCEPTION TO JUNE 30, 2003


                                                                            UNAUDITED
                                               ----------------------------------------------------------------------
                                                  Three months ended              Six months ended
                                               ------------------------      ------------------------    Inception to
                                               6/30/2003      6/30/2002      6/30/2003      6/30/2002      6/30/2003
                                               ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $(171,722)    $ (97,801)      $(288,901)    $(312,622)    $(1,585,001)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
   Non-cash development and professional
    services                                          --       (80,428)             --       124,413         398,245
   (Increase) decrease in:
     Depreciation                                     --           690              --         1,572              --
     Prepaid expenses                                 --             1              --        10,001              --
     Refundable deposits                            (190)       (7,900)           (190)       (7,900)         (4,500)
   Increase (decrease) in:
     Accounts payable - stockholder                   --        80,428              --            --          80,428
     Accounts payable                             37,353        35,346          61,973        52,527         329,035
     Accrued interest                              3,010           785           5,496         1,258           8,540
     Accrued expenses                            108,995        46,828         168,741        93,656         599,675
                                               ---------     ---------       ---------     ---------     -----------
Net cash used in operating activities            (22,554)      (22,051)        (52,881)      (37,095)       (173,578)
                                               ---------     ---------       ---------     ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  CIP - architectural costs                           --            --              --        (6,281)        (27,606)
                                               ---------     ---------       ---------     ---------     -----------
Net cash used by investing activities                 --            --              --        (6,281)        (27,606)
                                               ---------     ---------       ---------     ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to shareholder                               7,788            --           7,788            --           7,788
  Due from shareholder                             4,162        (4,162)          4,162        (4,162)             --
  Proceeds from convertible debt                  10,000        25,000          45,000        47,500         197,500
                                               ---------     ---------       ---------     ---------     -----------
Net cash provided by financing activities         21,950        20,838          56,950        43,338         205,288
                                               ---------     ---------       ---------     ---------     -----------
NET INCREASE (DECREASE) IN CASH                     (604)       (1,213)          4,069           (38)          4,105

CASH, beginning of period                          4,709         1,314              36           139              --
                                               ---------     ---------       ---------     ---------     -----------
CASH, end of period                                4,105           101       $   4,105     $     101     $     4,105
                                               =========     =========       =========     =========     ===========
SUPPLEMENTARY INFORMATION:
  Interest paid                                $      --     $      --       $      --     $      --     $        --
                                               =========     =========       =========     =========     ===========
  Taxes paid                                   $      --     $      --       $      --     $      --     $        --
                                               =========     =========       =========     =========     ===========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these statements of cash flows.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

NOTE 2 - NOTES PAYABLE

     On June 23, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 10,000 restricted shares of the Company's stock.

     On June 24, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 10,000 restricted shares of the Company's stock.

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

     As of June 30, 2003 total notes payable is $130,000.

NOTE 3 - RELATED PARTY TRANSACTIONS

     As of June 30, 2003 the Company has a loan from shareholder in the amount of $7,788. The loan is without specific repayment terms and is non-interest bearing.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

     On April 2, 2003, the Company entered into an employment agreement with the President of the Company. The terms of the agreement include the following: base salary of $300,000 per annum with annual increases of 10%, medical/dental insurance, group life insurance, a bonus of 1% of the pretax profits of the Company, stock options, and various other employee benefits.

     On April 2, 2003, the Company entered into an employment agreement with the Vice President and Secretary of the Company. The terms of the agreement include the following: base salary of $105,000 per annum with annual increases of 8%, medical/dental insurance, a bonus of 0.10% of the pretax profits of the Company, stock options, and various other employee benefits.

     Salary expense for the three months ended June 30, 2003 and 2002 were $101,250 and $43,500 respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

     The Company is in the process of raising capital to start full time operations. For the three months ended June 30, 2003, the Company issued convertible notes to various investors for a total of $10,000. As of June 30, 2003 the holders of those notes are due 20,000 restricted shares of common stock per the repayment terms set forth in the agreements (See Note
     2).

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     In June 2003, the Company entered into an agreement with a public relations firm to provide continuing counsel on corporate public relations and investor relations, and to implement a communications program. The agreement calls for an $8,000 advance to be paid monthly starting July 1, 2003 and a $20,000 deposit, which will be returned in one year so long as all outstanding invoices are current.

NOTE 6 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2003, the Company had recognized little revenue to date and had accumulated operating losses of approximately $4,081,625 since inception.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003


NOTE 6 - GOING CONCERN (CONTINUED)

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

ITEM 5. OTHER INFORMATION

On May 5, 2003, the Company adopted the Code of Ethics for the Company.

On April 3rd, 2003 the Board of Directors approved Employment Agreements for both Mr. Ham and Ms. Aufdenkamp.

On June 23rd and 24th the company entered into two convertible notes totaling $10,000.00.

On August 15th, 2003 the company entered into a Participation Agreement with Pacific Charter Financial Services Corporation in order to participate in the Pargo Performance(TM) Fund in an attempt to raise $5,000,000 in equity.

On August 15th, 2003 the company entered into a Consulting Agreement with Pacific Charter Financial Services Corporation to assist the company in setting its strategic plan and develop a plan to raise capital. The consultant will be paid cash and stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         No.                        Title
         ---                        -----
        4.2     Convertible Note (Form)
        10.1    Employment Agreement Mr. Ham
        10.2    Employment Agreement Ms. Aufdenkamp
        10.3 Participation Agreement with Pacific Charter Financial Services Corporation
        10.4 Consulting Agreement with Pacific Charter Financial Services Corporation
        31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

        None filed this reporting quarter

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENIUM HOLDING GROUP, INC.


August 22, 2003                     /s/ Richard L. Ham
                                    --------------------------------------------
                                    Richard L. Ham, Director and President
                                    Chief Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer