Form 10QSB
period 2003-09-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2003-11-20
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                Quarterly Report
        Under Section 13 or 15(d) of The Securities Exchange Act of 1934


For the Quarter Ended September 30, 2003          Commission File Number 0-28431


                          MILLENIUM HOLDING GROUP, INC.
                         (Name of Small Business Issuer)


       Nevada                                          88-0109108
(State of Incorporation)               (I.R.S. Employer Identification Number.)


                     12 Winding Road, Henderson Nevada 89052
           (Address of Principal Executive Offices Including Zip Code)


                                 (702) 492 7721
                           (Issuers Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2003 was 13,974,700. The closing price of the shares on November 18, 2003 was $1.05. The market value of the Common Shares held by non-affiliates was $4,303,389.30.

Transitional Small Business Disclosure Format:  [ ] Yes  [X] No

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements                                            2

          Balance Sheets at September 30, 2003 and December 31, 2002         3

          Statement of Operations for the three and nine months ended September 30, 2003 and September 30, 2002 and from inception
          to September 30 2003.                                              4

          Statement of Changes in Stockholders' Equity from inception
          to September 30, 2003                                              5

          Statement of Cash Flows for the nine months ended
          September 30, 2003 and September 30, 2002 and from inception
          to September 30, 2003.                                             8

          Notes to Financial Statements                                      9

     Item 2. Management's Discussion and Analysis                           13

     Item 3. Controls and Procedures                                        14

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              15

     Item 2. Changes in Securities and Use of Proceeds                      15

     Item 3. Default Upon Senior Securities                                 15

     Item 4. Submission of Matters to a Vote of Security Holders            15

     Item 5. Other Information                                              15

     Item 6. Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement of Information Furnished

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2003. These results have been determined on the basis of generally accepted accounting principles.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                                             UNAUDITED
                                                                   -------------------------------
                                                                    9/30/2003          12/31/2002
                                                                   -----------         -----------
                                     ASSETS

ASSETS:
  Current assets:
   Cash                                                            $     1,250         $        36
   Due from shareholder                                                     --               4,162
                                                                   -----------         -----------
      Total current assets                                               1,250               4,198

  Fixed assets:
   Construction in progress - architectural study costs                 27,606              27,606
   Other intangible                                                     11,250              11,250
                                                                   -----------         -----------
      Total fixed assets                                                38,856              38,856

  Other assets:
   Refundable deposit                                                   24,460               4,310
                                                                   -----------         -----------
      Total other assets                                                24,460               4,310
                                                                   -----------         -----------

TOTAL ASSETS                                                       $    64,566         $    47,364
                                                                   ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Current liabilities
   Accounts payable                                                $   338,585         $   267,062
   Accrued wages - stockholder                                         657,750             399,750
   Accrued payroll taxes                                                50,922              31,185
   Accrued interest                                                    448,916               3,042
   Notes payable                                                       250,000              85,000
                                                                                       -----------
                                                                                       -----------
      Total current liabilities                                      1,746,173             786,039
                                                                   -----------         -----------

TOTAL LIABILITIES                                                    1,746,173             786,039
                                                                   -----------         -----------
STOCKHOLDERS' EQUITY
  Preferred non-voting stock, $.001 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding at
   September 30, 2003 and September 30, 2002                                --                  --
  Common stock, $.05 par value, 50,000,000 shares
   authorized,  13,974,700 and 12,973,407 shares issued and
   outstanding at September 30, 2003 and September 30, 2002            698,736             698,736
  Additional paid-in capital                                         2,355,312           2,355,312
  Accumulated deficit during development stage                      (4,735,655)         (3,792,723)
                                                                   -----------         -----------
      Total stockholders' equity                                    (1,681,607)           (738,675)
                                                                   -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    64,566         $    47,364
                                                                   ===========         ===========

   The accompanying independent auditors' review report and notes to financial statements should be read in conjunction with these balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
           FOR THE THREE AND NINE MONTHS ENDED SEPT. 30, 2003 AND 2002
                         AND INCEPTION TO SEPT. 30, 2003

                                                                     UNAUDITED
                                            --------------------------------------------------------
                                                Three months ended             Nine months ended
                                            -------------------------      -------------------------     Inception to
                                            9/30/2003       9/30/2002      9/30/2003       9/30/2002       9/30/2003
                                            ---------       ---------      ---------       ---------       ---------
REVENUE:                                   $       859     $       698    $     2,616     $     2,453    $    19,435

EXPENSES:
 General and administrative expenses          (130,397)        (50,916)      (225,856)       (268,762)    (1,083,371)
 General and administrative
  expenses - related party                    (109,228)        (43,500)      (275,302)       (130,500)      (693,504)
 Depreciation expense                               --            (696)            --          (2,268)            --
                                           -----------     -----------    -----------     -----------    -----------
                                              (239,625)        (95,112)      (501,158)       (401,530)    (1,776,875)
                                           -----------     -----------    -----------     -----------    -----------

Income (loss) from operations                 (238,766)        (94,414)      (498,542)       (399,077)    (1,757,440)
                                           -----------     -----------    -----------     -----------    -----------
OTHER INCOME (EXPENSE):
 Other income                                       --              50              5             100            194
 Other expense                                      --              --             --          (3,066)        (1,222)
 Interest expense                             (415,264)         (1,809)      (444,394)         (6,750)      (480,563)
                                           -----------     -----------    -----------     -----------    -----------
  Total other income (expense)                (415,264)         (1,759)      (444,389)         (9,716)      (481,591)
                                           -----------     -----------    -----------     -----------    -----------

Net income (loss)                             (654,030)        (96,173)      (942,931)       (408,793)    (2,239,031)

ACCUMULATED DEFICIT, beginning of period    (4,081,625)     (3,501,167)    (3,792,724)     (3,188,547)    (2,496,624)
                                           -----------     -----------    -----------     -----------    -----------

ACCUMULATED DEFICIT, end of period         $(4,735,655)    $(3,597,340)   $(4,735,655)    $(3,597,340)   $(4,735,655)
                                           ===========     ===========    ===========     ===========    ===========
Weighted average number of
 common shares outstanding                  13,974,700      12,973,407     13,974,700      12,973,407     10,287,459
                                           ===========     ===========    ===========     ===========    ===========

Net income (loss) per share                $     (0.05)    $     (0.01)   $     (0.07)    $     (0.03)   $     (0.22)
                                           ===========     ===========    ===========     ===========    ===========

      The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these statements of operations and accumulated deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         INCEPTION TO SEPTEMBER 30, 2003
                                    UNAUDITED

                                           Common Stock                            Deficit from        Total
                                      ----------------------        Add'l Paid      Development    Stockholders'
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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         INCEPTION TO SEPTEMBER 30, 2003
                                    UNAUDITED

                                           Common Stock                            Deficit from        Total
                                      ----------------------        Add'l Paid      Development    Stockholders'
                                      Shares           Value        In Capital         Stage          Equity
                                      ------           -----        ----------         -----          ------
Stock issued for payment
of commissions
February 19, 2002                       4,500          225            1,125                --            1,350

Stock issued for future services
February 19, 2002                      18,333          917            4,583                --            5,500

Stock issued for payment of
accounts payable
February 19, 2002                     229,795       11,490           68,938                --           80,428

Stock issued for payment of
expenses by shareholder
February 19, 2002                     209,375       10,469           52,344                --           62,813

Stock issued for
convertible notes
February 19, 2002                      22,500        1,125            5,625                --            6,750

Net income (loss)
March 31, 2002                             --           --               --          (214,821)        (214,821)
                                   ----------     --------       ----------       -----------        ---------
Total
March 31, 2002                     12,973,407      648,671        2,281,242        (3,403,368)        (473,455)

Net income (loss)
June 30, 2002                              --           --               --           (97,801)         (97,801)
                                   ----------     --------       ----------       -----------        ---------
Total
June 30, 2002                      12,973,407     $648,671       $2,281,242       $(3,501,169)       $(571,256)

Net income (loss)
September 30, 2002                         --           --               --           (96,173)         (96,173)
                                   ----------     --------       ----------       -----------        ---------
Total
September 30, 2002                 12,973,407     $648,671       $2,281,242       $(3,597,342)       $(667,429)

Stock issued for
professional services
November 11, 2002                      17,000          850            1,700                --            2,550

Stock issued on default
of convertible note
November 11, 2002                      31,250        1,563            1,120                --            2,683

    The accompanying independent accountants' review report should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         INCEPTION TO SEPTEMBER 30, 2003
                                    UNAUDITED

                                           Common Stock                            Deficit from        Total
                                      ----------------------        Add'l Paid      Development    Stockholders'
                                      Shares           Value        In Capital         Stage          Equity
                                      ------           -----        ----------         -----          ------



Stock issued on default
of convertible note
November 11, 2002                    250,000           12,500            8,964          21,464

Stock issued for
convertible notes
November 11, 2002                    160,000            8,000           16,000              --           24,000

Stock issued on default
of convertible note
November 11, 2002                    125,000            6,250            4,482          10,732

Acquisition of assets for stock
November 11, 2002                     75,000            3,750            7,500              --           11,250

Stock for professional services
November 11, 2002                    150,000            7,500           15,000          22,500

Stock for professional services
November 11, 2002                     63,043            3,152            6,304           9,456

Stock for professional services
November 11, 2002                    130,000            6,500           13,000          19,500

Net income (loss)
December 31, 2002                         --               --               --        (195,382)        (195,382)
                                  ----------         --------       ----------     -----------      -----------
Total
December 31, 2002                 13,974,700         $698,736       $2,355,312     $(3,792,724)     $  (738,676)

Net income (loss)
March 31, 2003                            --               --               --        (117,179)        (117,179)
                                  ----------         --------       ----------     -----------      -----------
Total
March 31, 2003                    13,974,700         $698,736       $2,355,312     $(3,909,903)     $  (855,855)

Net income (loss)
June 30, 2003                             --               --               --        (171,722)        (171,722)
                                  ----------         --------       ----------     -----------      -----------
Total
June 30, 2003                     13,974,700         $698,736       $2,355,312     $(4,081,625)     $(1,027,577)

Net income (loss)
September 30, 2003                        --               --               --        (654,030)        (654,030)
                                  ----------         --------       ----------     -----------      -----------
Total
September 30, 2003                13,974,700         $698,736       $2,355,312     $(4,735,655)     $(1,681,607)
                                  ==========         ========       ==========     ===========      ===========

    The accompanying independent accountants' review report should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                       AND INCEPTION TO SEPTEMBER 30, 2003

                                                               Nine months ended               Inception
                                                         9/30/2003           9/30/2002        to 9/30/2003
                                                         ---------           ---------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $  (942,931)       $  (408,793)       $(2,239,031)
Adjustments to reconcile net income / (loss)
 to net cash used in operations:
   Non-cash development and professional services                --            204,842            398,245
   (Increase) decrease in:
     Depreciation                                                --              2,268                 --
     Prepaid expenses                                            --              9,680                 --
     Refundable deposits                                    (20,150)            (7,900)           (24,460)
   Increase (decrease) in:                                   80,428
     Accounts payable - stockholder                              --            (80,428)
     Accounts payable                                        39,890             66,074            306,952
     Accrued interest                                       477,507              3,067            480,550
     Accrued expenses                                       277,736            140,483            708,672
                                                        -----------        -----------        -----------
Net cash used in operating activities                      (167,948)           (70,707)          (288,644)
                                                        -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  CIP - architectural costs                                      --             (6,281)           (27,606)
                                                        -----------        -----------        -----------
Net cash used by investing activities                            --             (6,281)           (27,606)
                                                        -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to shareholder                                             --                 --                 --
  Due from shareholder                                        4,162            (14,584)                --
  Proceeds from convertible debt                             90,000             97,500            242,500
  Proceeds from debt                                         75,000                 --             75,000
                                                        -----------        -----------        -----------
Net cash provided by financing activities                   169,162             82,916            317,500
                                                        -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH                               1,214              5,928              1,250

CASH, beginning of period                                        36                139                 --
                                                        -----------        -----------        -----------

CASH, end of period                                     $     1,250        $     6,067        $     1,250
                                                                                              ===========
SUPPLEMENTARY INFORMATION:
  Interest paid                                         $        --        $        --        $        --
                                                        ===========        ===========        ===========
  Taxes paid                                            $        --        $        --        $        --
                                                        ===========        ===========        ===========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these statements of cash flows.

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003

NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

NOTE 2 - NOTES PAYABLE

     On July 14, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 10,000 restricted shares of the Company's stock.

     On July 21, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 10,000 restricted shares of the Company's stock.

     On July 23, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 10,000 restricted shares of the Company's stock.

     On August 13, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 10,000 restricted shares of the Company's stock.

     On August 14, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 5,000 restricted shares of the Company's stock.

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003

NOTE 2 - NOTES PAYABLE (CONTINUED)

     On August 15, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 5,000 restricted shares of the Company's stock.

     On September 9, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 5,000 restricted shares of the Company's stock.

     On September 9, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 10,000 restricted shares of the Company's stock.

     On September 12, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $10,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 20,000 restricted shares of the Company's stock.

     On September 29, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 5,000 restricted shares of the Company's stock.

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

     Upon default the holder of a convertible note has the option to declare the unpaid principal amount and accrued interest immediately due and payable. In the event the Company fails to cure the default, the Company will issue

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003

NOTE 2 - NOTES PAYABLE (CONTINUED)

     31,250 common shares per every $2,500 of principal due. Historically, the Company has defaulted on the convertible notes issued or the holder has elected the option to convert their note into restricted common stock.

     On August 14, 2003, the Company entered into an agreement with an individual to purchase a 90-day non interest-bearing note for $50,000. The principal sum is due and payable on or before November 12, 2003. Additionally, the Company agrees to issue the holder 75,000 restricted shares of the Company's stock with piggyback registration rights.

     On August 27, 2003, the Company entered into an agreement with an individual to purchase a non interest-bearing note for $25,000. The principal sum is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 30,000 restricted shares of the Company's stock with piggyback registration rights.

     As of September 30, 2003 total notes payable is $250,000.

NOTE 3 - RELATED PARTY TRANSACTIONS

     For the three months ended September 30, 2003, the Company paid consulting fees to the shareholders in the amount of $7,978.

     Salary expense to the shareholders for the three months ended September 30, 2003 and 2002 were $101,250 and $43,500 respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

     The Company is in the process of raising capital to start full time operations. For the three months ended September 30, 2003, the Company issued notes to various investors for a total of $120,000. As of September 30, 2003 the holders of those notes are due 195,000 restricted shares of common stock per the repayment terms set forth in the agreements (See Note
     2).

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     In August 2003, the Company entered into a consulting agreement with a Nevada corporation ("Consultant") to access, analyze and develop a plan of strategic growth strategies, to develop a plan to raise funds, and to provide on-going assessment and coaching as to business affairs. After the Company's receipt of $500,000 from funds raised by the Consultant, the Consultant shall receive an advisory fee of $100,000 to be paid as follows: twenty-five percent of the monies raised and received by the Company until

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     paid in full. In addition, the Consultant shall have the right to purchase Common Stock of the Company equal to five percent of the issued and outstanding shares. The term of this agreement is one year.

     In August 2003, the Company entered into a participation agreement with a Nevada Corporation ("Manager") to sell a revenue participation certificate in the gross amount of five million dollars, of which the Company is to receive approximately four million dollars after deduction of marketing and management costs. This agreement also provides that the Company will pay a royalty interest payment of $8,750,000, representing 175% of the $5,000,000. The royalty interest payments are to be paid over a period of four years from the funding date, and are based on the Company's gross revenue.

NOTE 6 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2003, the Company had recognized little revenue to date and had accumulated operating losses of approximately $4,735,655 since inception.

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

ITEM 5. OTHER INFORMATION

On October 1st, the Company moved its headquarters from 11 Knob Oak Drive, Henderson, Nevada 89052 to 12 Winding Road, Henderson, Nevada 89052. The telephone number remained the same.

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

On July 14th, July 21st, July 23rd, August 13th, August 14th, August 15th, September 9th, September 12th and September 29th, the company entered into ten convertible notes totaling $45,000.00.

On August 14th and August 27th, the company entered into two non interest-bearing notes totaling $75,000.00

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 No.                                  Title
 ---                                  -----
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
32     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

       None filed this reporting quarter

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MILLENIUM HOLDING GROUP, INC.


November 19, 2003                     /s/ Richard L. Ham
                                      --------------------------------------
                                      Richard L. Ham, Director and President
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer