Form 10KSB
period 2003-12-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2004-05-17
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


                          MILLENIUM HOLDING GROUP, INC.
                       (Name of Small Business Registrant)

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

The registrant's revenues for its most recent fiscal year were $3,501.00

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.05) as of December 31, 2003 is 14,589,751. The closing price of the shares on May 13, 2004 was $1.40. The market value of the Common Shares held by non-affiliates was $6,598,923.80

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on December 9, 1999 (file No. 000-28431), is incorporated in Part III 13(a). Form 10-KSB filed on April 14, 2003, is incorporated in Part III 13(a). Form 10-QSB filed on May 19, 2003, is incorporated in Part III 13(a). Form 10QSB filed on August 26, 2003, is incorporated in Part III 13(a). Form 10-QSB filed on November 20, 2003, is incorporated in Part III 13(a). An Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 was filed on February 12, 2003. An 8-K filed on December 16, 2003 announcing the 2003 Stock Compensation Plan and the Consulting Agreement with Camden Holdings, Inc. The information found in this paragraph (2) is incorporated in Part III 13(b). The affiliate and controlling shareholder filed a Form 5, which is incorporated by reference.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                           Page
                                                                           ----
PART I

ITEM 1. DESCRIPTION OF BUSINESS                                              1
     BUSINESS DEVELOPMENT                                                    1
     BUSINESS                                                                2
     PATENTS                                                                 3

ITEM 2.  DESCRIPTION OF PROPERTY                                             3
ITEM 3.  LEGAL PROCEEDINGS                                                   3
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 3

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS                                                             4
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                       4
ITEM 7.  FINANCIAL STATEMENTS                                                5
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                               5

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   6
ITEM 10. EXECUTIVE COMPENSATION                                              7
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      7
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      8
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    9
ITEM 14. CONTROLS AND PROCEDURES                                             9

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

In 1994, the Company merged with EnergeCo A Limited Liability Company, which held oil and gas leases in southwestern Oklahoma. This merger precipitated a 20 to 1 reverse stock split and 21,435,043 shares of stock were issued in connection with this transaction. The Company became inactive in 1995; however, it maintained its standing as a Nevada corporation.

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

On March 29, 2004, Millenium Holding Group, Inc. entered into an Asset and License Purchase Agreement with U.S. Probe, Inc. (a Nevada Corporation) to acquire an exclusive fifteen-year license to develop vascular applications and products for medical uses and applications. The Company is positioning itself to become a leader in research and development of revolutionary, cutting edge, commercially viable technologies and medical devices.

Our focused approach, combining vision, expertise, and dedication, has resulted and will continue to result in the commercialization of many new technologies.

These scientists and engineers specialize in conducting innovative proof-of-concept research to develop technologies that can be transformed into successful business ventures or licensed to commercial partners

Neither the Company nor its predecessor has been involved in a bankruptcy, receivership or similar proceeding.

BUSINESS

Millenium Holding Group, Inc. (OTC BB: MNHG) is a publicly traded and fully reporting Company in early stage development. The Company is entering into the medical devices industry through the acquisition of both therapeutic and diagnostic technologies. It is the intention of the Company to focus its core business on the medical device industry.

Millenium Holding Group, Inc. has acquired an exclusive 15-year license to develop, manufacture and distribute a patented ultrasonic probe. The applications, which will be the focus of the technology, will be in the cardiology and radiology markets. The acquisition of the license is a strategic move by Millenium Holding Group, Inc. to enter the medical devices industry through the acquisition of both therapeutic and diagnostic technologies. It is the intention of the Company to focus its core business on the medical device industry. The acquisition of this license will allow the Company to develop additional products using the protocol from the source patent.

The acquisition of the probe is especially interesting for use in cardiology and vascular surgery. The Company anticipates bringing on new management in the medical devices sector to develop this application as well as to focus the direction of the Company in the medical device industry.

The Company looks forward to the acquisition of additional medical device products, companies and opportunities.

Government regulations through licensing have a significant effect on the Company as to its continuing business.

At this time, there are two (2) full-time Company employees.

There has been three individuals who have been working with the Company without an agreement since August 5, 2003, November 13, 2001 and January 1, 2002. The Company elected to enter into retroactive Agreements on March 20, 2004 with the three individuals who have taken into performing services for the company in the areas of corporate projects, human resources, and the duties of a Chief Information Officer including the managing of the computer system technology and all other facets of operations deemed necessary by the Company.

The Company will send an annual report to its security holders, which shall contain an audited statement. The Company's security holders will be advised that the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding Companies that file electronically with the SEC at http://www.sec.gov.

PATENTS

The Company has acquired from U.S. Probe, Inc. an exclusive fifteen-year license associated with the development of a patented ultrasonic transducer for the vascular and radiology area of the health care industry. This exclusive license enables the Company to develop new applications for the vascular and radiology areas.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office is located at 12 Winding Road Henderson, Nevada 89052. Its telephone number is (702) 492 7721.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The company has been able to determine the following high and low sales prices for each quarter from 12/31/00 to date as follows:

     Quarter                  High           Low          Close
     -------                  ----           ---          -----
     03/31/01                 0.56           0.125        0.125
     06/30/01                 0.30           0.02         0.032
     09/30/01                 0.80           0.80         0.80
     12/31/01                 0.25           0.25         0.25

     03/31/02                 0.30           0.12         0.25
     06/30/02                 0.18           0.14         0.14
     09/30/02                 0.32           0.10         0.20
     12/31/02                 0.30           0.10         0.13

     03/31/03                 0.30           0.06         0.10
     06/30/03                 0.62           0.10         0.45
     09/30/03                 2.94           0.45         1.75
     12/31/03                 2.60           0.55         2.25

     03/31/04                 2.30           0.85         2.25

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

Millenium Holding Group, Inc. (OTC BB:MNHG) is a publicly traded and fully reporting financial services Company in early stage development. The Company is entering into the medical devices industry through the acquisition of both therapeutic and diagnostic technologies. It is the intention of the Company to focus its core business on the medical device industry.

Millenium Holding Group, Inc. has acquired an exclusive 15-year license to develop, manufacture and distribute a patented ultrasonic probe. The applications, which will be the focus of the technology, will be in the cardiology and radiology markets. The acquisition of the license is a strategic move by Millenium Holding Group, Inc. to enter the medical devices industry through the acquisition of both therapeutic and diagnostic technologies. It is the intention of the Company to focus its core business on the medical device industry. The acquisition of this license will allow the Company to develop additional products using the protocol from the source patent.

The acquisition of the probe is especially interesting for use in cardiology and vascular surgery. The Company anticipates bringing on new management in the medical devices sector to develop this application as well as to focus the direction of the Company in the medical device industry.

The Company looks forward to the acquisition of additional medical device products, companies and opportunities.

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

GOING CONCERN

As of December 31, 2003, the Company had recognized little revenue to date and had accumulated operating losses of approximately $5,313,264 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There has been no changes in and disagreements with Accountants on accounting and financial matters during this fiscal year.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has two officers and two directors.

Name                       Age               Position and Offices Held
----                       ---               -------------------------
Richard L. Ham             50             President, Treasurer and
                                          Member of the Board of Directors

Carla Aufdenkamp           41             Vice President, Secretary and Member
                                          of the Board of Directors

There are no agreements that a director will resign at the request of another person and the above named Directors are not acting on behalf of nor will act on behalf of another person.

The following is a brief summary of the Directors and Officers including their business experiences for the past five years.

Richard L. Ham has twenty-seven years experience in the financial planning and insurance industry. For the past nineteen of those twenty-seven years, he has been involved in project management and business consulting. Nine of those nineteen years have been as the president of the Company formerly known as Amex Systems Corporation. Mr. Ham is also a licensed health and life insurance consultant. He has served as one of the first qualified continuing education instructors for the states of Nebraska and Iowa. Mr. Ham has conducted seminars throughout the Midwest for agents, agencies and other organizations on product knowledge, estate planning, motivation and promotion.

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

Carla Aufdenkamp has over twenty-two years experience in all phases of financial and insurance administration. She is very knowledgeable in office management, computer systems, organization, accounting and auditing. Ms. Aufdenkamp has worked with Ham Consulting for the past nine years as its administrator. Ms. Aufdenkamp is married to Mr. Ham.

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

ITEM 10. EXECUTIVE COMPENSATION

On January 8, 2003, the Company's Board of Directors authorized monthly salaries of $12,500 and $6,000 for the President and Secretary of the Company, respectively. January 1, 2003 is the effective date of the new salaries.

On April 2, 2003, the Company entered into an employment agreement with the President of the Company (the "Employee"). The terms of the agreement include the following: base salary of $300,000 per annum with annual increases of 10%, medical/dental insurance, group life insurance, a bonus of 1% of the pretax profits of the Company, stock options, and various other employee benefits.

On April 2, 2003, the Company entered into an employment agreement with the Vice President and Secretary of the Company (the "Employee"). The terms of the agreement include the following: base salary of $105,000 per annum with annual increases of 8%, medical/dental insurance, a bonus of 0.10% of the pretax profits of the Company, stock options, and various other employee benefits.

Salary expense for the years ended December 31, 2003 and 2002 were $359,250 and $174,000 respectively. These salaries are being accrued.

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

 Name and Address                  Amount of Beneficial         Percentage of
of Beneficial Owner                    Ownership                    Class
-------------------                    ---------                    -----

Ham Consulting Company. (*)            2,296,125                    15.7%
P.O. Box 22157
Lincoln, NE 68542

Richard L. Ham
12 Winding Road                        7,580,109                    52.0%
Henderson, NV 89052

All Executive Officers and
Directors as a Group (2)               9,876,234                    67.7%

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Articles of Incorporation with Amendments filed with the Form 10SB on December 9, 1999 and incorporated by reference.
3.2 By Laws filed with the Form 10SB on December 9, 1999 and incorporated by reference
3.4     Amendment to Articles of Incorporation re Preferred stock
4.1     Convertible Note (Form)
10.1    Employment Agreement Mr. Ham
10.2    Employment Agreement Ms. Aufdenkamp
10.3    Participation Agreement with Pacific Charter Financial Services
        Corporation
10.4    Consulting Agreement with Pacific Charter Financial Services Corporation
10.5    Consulting Agreement (Form) *
10.6    Consulting Agreement with Camden Holdings, Inc.
20 An Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on February 12, 2003 and incorporated by reference.
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002*
32      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002*

----------
* Filed with this Report

(b) Reports on Form 8-K

The Company filed one (1) report on Form 8-K during this reporting period to date.

An 8-K filed on December 16, 2003 announcing the 2003 Stock Compensation Plan and the Consulting Agreement with Camden Holdings, Inc.

ITEM 14  CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millenium Holding Group, Inc.
May 14, 2004                              /s/ Richard L. Ham
                                          --------------------------------------
                                          Richard L. Ham, Director and President
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)


                                          /s/ Carla Aufdenkamp
                                          --------------------------------------
                                          Carla Aufdenkamp
                                          Vice President/ Secretary/ Director

                          MILLENIUM HOLDING GROUP, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          AUDITED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002


                                    CONTENTS

INDEPENDENT AUDITORS' REPORT                                               F-1

FINANCIAL STATEMENTS:

      Balance Sheets                                                       F-2

      Statements of Operations and Accumulated Deficit                     F-3

      Statement of Changes in Stockholders' Equity                         F-4

      Statements of Cash Flows                                             F-8

NOTES TO FINANCIAL STATEMENTS:                                             F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Millenium Holding Group, Inc.:

We have audited the accompanying balance sheets of Millenium Holding Group, Inc. (a Development Stage Company) (a Nevada corporation) as of December 31, 2003 and 2002 and the statements of operations and accumulated deficit and cash flows for the years then ended and from December 31, 1998 (date of inception) to December 31, 2003 and the statement of changes in stockholders' equity from December 31, 1998 (date of inception) to December 31, 2003. These financial statements are the responsibility of Millenium Holding Group, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millenium Holding Group, Inc. as of December 31, 2003 and 2002 and the result of its operations, accumulated deficit, other comprehensive income, its cash flows and changes in stockholders' equity for the years ended December 31, 2003 and 2002 and from December 31, 1998 (Date of inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 7 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Chavez & Koch, CPA's

May 13, 2004
Henderson, Nevada

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                                                     12/31/2003         12/31/2002
                                                                     ----------         ----------
                                     ASSETS
ASSETS:

Current assets:
  Cash                                                               $        26       $        36
  Due from shareholder                                                        --             4,162
                                                                     -----------       -----------
      Total current assets                                                    26             4,198

Fixed assets:
  Construction in progress - architectural study costs                    27,606            27,606
  Other intangible                                                        11,250            11,250
                                                                     -----------       -----------
      Total fixed assets                                                  38,856            38,856

Other assets:
  Refundable deposit                                                      23,590             4,310
                                                                     -----------       -----------
      Total other assets                                                  23,590             4,310
                                                                     -----------       -----------

TOTAL ASSETS                                                         $    62,472       $    47,364
                                                                     ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Current liabilities
  Accounts payable                                                   $   645,099       $   267,062
  Accrued wages - stockholder                                            759,000           399,750
  Accrued payroll taxes                                                   58,667            31,185
  Accrued interest                                                       297,267             3,042
  Notes payable                                                          275,000            85,000
                                                                                       -----------
                                                                                       -----------
      Total current liabilities                                        2,035,033           786,039
                                                                     -----------       -----------

TOTAL LIABILITIES                                                      2,035,033           786,039
                                                                     -----------       -----------
STOCKHOLDERS' EQUITY
  Preferred non-voting stock, $.001 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding at
   September 30, 2003 and September 30, 2002                                  --                --
  Common stock, $.05 par value, 50,000,000 shares
   authorized,  13,974,700 and 12,973,407 shares issued and
   outstanding at September 30, 2003 and September 30, 2002              729,489           698,736
  Additional paid-in capital                                           3,052,310         2,355,312
  Stock Subscriptions                                                   (441,096)
  Accumulated deficit during development stage                        (5,313,264)       (3,792,723)
                                                                     -----------       -----------
      Total stockholders' equity                                      (1,972,561)         (738,675)
                                                                     -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    62,472       $    47,364
                                                                     ===========       ===========

      The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               FOR THE TWELVE MONTHS ENDED DEC. 31, 2003 AND 2002
                       AND FROM INCEPTION TO DEC. 31, 2003

                                                   Twelve months ended
                                             -----------------------------        Inception to
                                             12/31/2003         12/31/2002         12/31/2003
                                             ----------         ----------         ----------
REVENUE:                                    $      3,501       $      2,968       $     20,320

EXPENSES:
  General and administrative expenses           (627,360)          (377,490)        (1,484,874)
  General and administrative expenses -
   related party                                (385,174)          (192,452)          (803,376)
                                            ------------       ------------       ------------
     Total expenses                           (1,012,534)          (569,942)        (2,288,250)
                                            ------------       ------------       ------------

Income (loss) from operations                 (1,009,033)          (566,974)        (2,267,930)
                                            ------------       ------------       ------------
OTHER INCOME (EXPENSE):
  Other income                                       171                189                360
  Other expense                                       --             (1,222)            (1,222)
  Interest expense                              (511,679)           (36,169)          (547,848)
                                            ------------       ------------       ------------
  Total other income (expense)                  (511,508)           (37,202)
                                                                                      (548,710)
                                            ------------       ------------       ------------

Net income (loss)                             (1,520,541)          (604,176)        (2,816,640)

ACCUMULATED DEFICIT, beginning of period      (3,792,723)        (3,188,547)        (2,496,624)
                                            ------------       ------------       ------------

ACCUMULATED DEFICIT, end of period          $ (5,313,264)      $ (3,792,723)      $ (5,313,264)
                                            ============       ============       ============
Weighted average number of
 common shares outstanding                    14,002,496         12,973,407         10,478,791
                                            ============       ============       ============

Net income (loss) per share                 $      (0.11)      $      (0.05)      $      (0.27)
                                            ============       ============       ============

           The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these statements of operations and accumulated deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FROM INCEPTION TO DECEMBER 31, 2003

                                                                                                 Deficit from        Total
                                          Common Stock             Add'l Paid        Stock       Development     Stockholders'
                                      Shares          Value        In Capital    Subscriptions      Stage           Equity
                                      ------          -----        ----------    -------------      -----           ------
Balance December 31, 1998           21,888,124     $ 1,094,406    $ 1,402,219        $   --      $(2,496,624)     $       1

Reverse stock split
June 2, 1999                       (21,183,255)             --             --            --               --             --

Net income (loss)
December 31, 1999                           --              --             --            --          (25,142)       (25,142)
                                   -----------     -----------    -----------        ------      -----------      ---------

Total December 31, 1999                704,869       1,094,406      1,402,219            --       (2,521,766)       (25,141)

Stock for professional services
December 31, 2000                      225,000          11,250         32,800            --               --         44,050

Acquisition of assets for stock
December 31, 2000                    1,488,815          74,441         (1,019)           --               --         73,422

5 for 1 forward stock split
December 31, 2000                    9,093,220        (604,502)       604,502            --               --             --

Net income (loss)
December 31, 2000                           --              --             --            --         (301,504)      (301,504)
                                   -----------     -----------    -----------        ------      -----------      ---------

Total December 31, 2000             11,511,904         575,595      2,038,502            --       (2,823,270)      (209,173)

Stock for professional services
December 31, 2001                      344,500          17,225         41,250            --               --         58,475

Stock issued on default of
convertible note
December 31, 2001                      472,500          23,625         28,875            --               --         52,500

Net income (loss)
December 31, 2001                           --              --             --            --         (365,277)      (365,277)
                                   -----------     -----------    -----------        ------      -----------      ---------

Total December 31, 2001             12,328,904         616,445      2,108,627            --       (3,188,547)      (463,475)

Stock issued for future services
February 13, 2002                      160,000           8,000         40,000            --               --         48,000

Stock issued for payment of
commissions
February 19, 2002                        4,500             225          1,125            --               --          1,350

   The accompanying independent auditors' report should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FROM INCEPTION TO DECEMBER 31, 2003

                                                                                                 Deficit from        Total
                                          Common Stock             Add'l Paid        Stock       Development     Stockholders'
                                      Shares          Value        In Capital    Subscriptions      Stage           Equity
                                      ------          -----        ----------    -------------      -----           ------
Stock issued for future services
February 19, 2002                     18,333            917            4,583            --                --          5,500

Stock issued for payment of
accounts payable
February 19, 2002                    229,795         11,490           68,938            --                --         80,428

Stock issued for payment of
expenses by shareholder
February 19, 2002                    209,375         10,469           52,344            --                --         62,813

Stock issued for
convertible notes
February 19, 2002                     22,500          1,125            5,625            --                --          6,750

Net income (loss)
March 31, 2002                            --             --               --            --          (214,821)      (214,821)
                                  ----------        -------        ---------         -----        ----------       --------

Total March 31, 2002              12,973,407        648,671        2,281,242            --        (3,403,368)      (473,455)

Net income (loss)
June 30, 2002                             --             --               --            --           (97,801)       (97,801)
                                  ----------        -------        ---------         -----        ----------       --------

Total June 30, 2002               12,973,407        648,671        2,281,242            --        (3,501,169)      (571,256)

Net income (loss)
September 30, 2002                        --             --               --            --           (96,173)       (96,173)
                                  ----------        -------        ---------         -----        ----------       --------

Total September 30, 2002          12,973,407        648,671        2,281,242            --        (3,597,342)      (667,429)
                                  ----------        -------        ---------         -----        ----------       --------
Stock issued for
professional services
November 11, 2002                     17,000            850            1,700            --                --          2,550

Stock issued on default
of convertible note
November 11, 2002                     31,250          1,563            1,120            --                --          2,683

Stock issued on default
of convertible note
November 11, 2002                    250,000         12,500            8,964            --                --         21,464

Stock issued for
convertible notes
November 11, 2002                    160,000          8,000           16,000            --                --         24,000

   The accompanying independent auditors' report should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FROM INCEPTION TO DECEMBER 31, 2003

                                                                                                 Deficit from        Total
                                          Common Stock             Add'l Paid        Stock       Development     Stockholders'
                                      Shares          Value        In Capital    Subscriptions      Stage           Equity
                                      ------          -----        ----------    -------------      -----           ------
Stock issued on default
of convertible note
November 11, 2002                    125,000           6,250           4,482            --               --          10,732

Acquisition of assets for stock
November 11, 2002                     75,000           3,750           7,500            --               --          11,250

Stock for professional services
November 11, 2002                    150,000           7,500          15,000            --               --          22,500

Stock for professional services
November 11, 2002                     63,043           3,152           6,304            --               --           9,456

Stock for professional services
November 11, 2002                    130,000           6,500          13,000            --               --          19,500

Net income (loss)
December 31, 2002                         --              --              --            --         (195,381)       (195,381)
                                  ----------         -------       ---------          ----       ----------      ----------

Total December 31, 2002           13,974,700         698,736       2,355,312            --       (3,792,723)       (738,675)

Net income (loss)
March 31, 2003                            --              --              --            --         (117,179)       (117,179)
                                  ----------         -------       ---------          ----       ----------      ----------

Total March 31, 2003              13,974,700         698,736       2,355,312            --       (3,909,902)       (855,854)

Net income (loss)
June 30, 2003                             --              --              --            --         (171,722)       (171,722)
                                  ----------         -------       ---------          ----       ----------      ----------

Total June 30, 2003               13,974,700         698,736       2,355,312            --       (4,081,624)     (1,027,576)

Net income (loss)
September 30, 2003                        --              --              --            --         (654,030)       (654,030)
                                  ----------         -------       ---------          ----       ----------      ----------

Total September 30, 2003          13,974,700         698,736       2,355,312            --       (4,735,654)     (1,681,606)

Stock issued for
notes December 3, 2003                75,000           3,750         157,500            --               --         161,250

Stock issued for
notes December 3, 2003                25,000           1,250          46,250            --               --          47,500

   The accompanying independent auditors' report should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FROM INCEPTION TO DECEMBER 31, 2003

                                                                                           Deficit from        Total
                                    Common Stock             Add'l Paid        Stock       Development     Stockholders'
                                Shares          Value        In Capital    Subscriptions      Stage           Equity
                                ------          -----        ----------    -------------      -----           ------
Stock issued for
professional services
December 3, 2003                  5,000           250           9,250             --               --           9,500

Stock issued for
notes December 3, 2003            5,000           250           9,250             --               --           9,500

Stock issued for
professional services
December 17, 2003               505,051        25,253         474,748       (441,096)              --          58,904

Net income (loss)
December 31, 2003                    --            --              --             --         (577,610)       (577,610)
                             ----------      --------      ----------      ---------      -----------     -----------

Total December 31, 2003      14,589,751      $729,489      $3,052,310      $(441,096)     $(5,313,264)    $(1,972,561)
                             ==========      ========      ==========      =========      ===========     ===========

   The accompanying independent auditors' report should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE TWELVE MONTHS ENDED DEC. 31, 2003 AND 2002
                       AND FROM INCEPTION TO DEC. 31, 2003

                                                               Twelve months ended         Inception to
                                                           12/31/2003       12/31/2002      12/31/2003
                                                           ----------       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(1,520,541)     $  (604,176)     $(2,816,640)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
    Non-cash development and professional services             58,905          204,798          457,150
    (Increase) decrease in:
      Prepaid expenses                                             --           10,000               --
      Refundable deposits                                     (19,280)          (4,310)         (23,590)
    Increase (decrease) in:
      Accounts payable - stockholder                               --               --           80,428
       Accounts payable                                       387,537           96,174          654,599
       Accrued interest                                       512,475            3,042          515,518
       Accrued expenses                                       386,732          187,311          817,667
                                                          -----------      -----------      -----------
Net cash used in operating activities                        (194,172)        (107,161)        (314,868)
                                                          -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  CIP - architectural costs                                        --           (6,281)         (27,606)
                                                          -----------      -----------      -----------
Net cash used by investing activities                              --           (6,281)         (27,606)
                                                          -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from shareholder                                          4,162           (4,162)              --
  Proceeds from debt                                          190,000          117,500          342,500
                                                          -----------      -----------      -----------
Net cash provided by financing activities                     194,162          113,338          342,500
                                                          -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                                   (10)            (104)              26

CASH, beginning of period                                          36              140               --
                                                          -----------      -----------      -----------

CASH, end of period                                       $        26      $        36      $        26
                                                          ===========      ===========      ===========
SUPPLEMENTARY INFORMATION:
  Interest paid                                           $        --      $        --      $        --
                                                          ===========      ===========      ===========
  Taxes paid                                              $        --      $        --      $        --
                                                          ===========      ===========      ===========

The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these statements of cash flows.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Earnings Per Share Calculations

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 14,002,496 and 13,024,912 for the periods ended December 31, 2003 and 2002, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2003 and 2002, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

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

                          Building                    40 Years

     Depreciation expense for the year ended December 31, 2003 and 2002 was $0.

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

     The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses. As of December 31, 2003, the Internal Revenue Service has not imposed any interest or penalties for failure to file

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes (Continued)

     Due to previous losses, management does not anticipate that interest or penalties will be imposed.

     Advertising

     Advertising costs are to be expensed when incurred. Advertising expenses for the years ended December 31, 2003 and 2002 were $1,387 and $0 respectively.

     Revenue Recognition

     The company is in the process of developing and implementing accrual based revenue recognition policies.

     Reclassifications

     Certain reclassifications have been made to the financial statements as of December 31, 2002 to conform to the presentation of the financial statements as of December 31, 2003.

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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

     On March 12, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $1,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 3,000 restricted shares of the Company's stock

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 3 - NOTES PAYABLE (CONTINUED)

     On June 23, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 10,000 restricted shares of the Company's stock.

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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 3 - NOTES PAYABLE (CONTINUED)

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

     On October 14, 2003, the Company entered into an agreement with two individuals to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 5,000 restricted shares of the Company's stock.

     On October 21 2003, the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 5,000 restricted shares of the Company's stock.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 3 - NOTES PAYABLE (CONTINUED)

     On November 14, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $5,000 The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 10,000 restricted shares of the Company's stock.

     On November 14, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 5,000 restricted shares of the Company's stock.

     On November 14, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 5,000 restricted shares of the Company's stock.

     On November 26, 2003 the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 5,000 restricted shares of the Company's stock.

     On December 12, 2003 the Company entered into an agreement with two individuals to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holders 5,000 restricted shares of the Company's stock.

     On December 15, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 10,000 restricted shares of the Company's stock.

     Furthermore, the notes may be converted by the holders upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the notes plus the shares set forth in the above paragraphs. All accumulated but unpaid interest shall be extinguished upon conversion. Shares issued upon conversion plus the shares set forth in the above paragraphs shall be

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 3 - NOTES PAYABLE (CONTINUED)

     subject to the restrictions pursuant to Rule 144 of the Securities Act of 1933 and will have "piggyback" rights of registration. Should all the holders of the above convertible notes elect conversion upon the maturity date, 400,000 shares would be due and payable by the Company.

     Upon default the holder of a convertible note has the option to declare the unpaid principal amount and accrued interest immediately due and payable. In the event the Company fails to cure the default, the Company will issue 31,250 common shares per every $2,500 of principal due. Historically the Company has defaulted on the convertible notes issued, or the holder has elected the option to convert the note into restricted common stock. Should all the holders of the above convertible notes elect conversion under default, 2,500,000 shares would be due and payable by the Company.

     On August 14, 2003, the Company entered into an agreement with an individual to purchase a 90-day non interest-bearing note for $50,000. The principal sum is due and payable on or before November 12, 2003. Additionally, the Company agrees to issue the holder 75,000 restricted shares of the Company's stock with piggyback registration rights. These shares were issued on December 3, 2003 (See Note 5).

     On August 27, 2003, the Company entered into an agreement with an individual to purchase a non interest-bearing note for $25,000. The principal sum is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agrees to issue the holder 30,000 restricted shares of the Company's stock with piggyback registration rights. These shares were issued on December 3, 2003 and December 4, 2003 (See Note 5).

     As of December 31, 2003 total notes payable is $275,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

     On April 2, 2003, the Company entered into an employment agreement with the President of the Company (the "Employee"). The terms of the agreement include the following: base salary of $300,000 per annum with annual increases of 10%, medical/dental insurance, group life insurance, a bonus of 1% of the pretax profits of the Company, stock options, and various other employee benefits.

     On April 2, 2003, the Company entered into an employment agreement with the Vice President and Secretary of the Company (the "Employee"). The terms of the agreement include the following: base salary of $105,000 per annum with

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

     annual increases of 8%, medical/dental insurance, a bonus of 0.10% of the pretax profits of the Company, stock options, and various other employee benefits.

     Per the employee agreements detailed above, the Employee shall be entitled the to purchase a share of the common stock (restricted pursuant to Rule
     144) of the Company for each dollar of compensation received during that year. The option will be at a strike price of two dollars ($2.00) per share. The underlying shares shall have "piggyback" rights of registration. These stock options will terminate one (1) year from the date the Employee is no longer employed by the Company

     Salary expense for the years ended December 31, 2003 and 2002 were $359,250 and $174,000, respectively.

     For the years ended December 31, 2003 and 2002 consulting fees paid to the shareholders were $25,924 and $18,452, respectively.

NOTE 5 - STOCKHOLDERS' EQUITY

     As of December 31, 2002 there were 13,974,700 shares of stock outstanding.

     On December 3, 2003, the Company issued 75,000 shares of its common stock to the holder of a note dated August 14, 2003 per the repayment terms set forth in the agreement (See Note 3).

     On December 3, 2003, the Company issued 25,000 shares of its common stock to the holder of a note dated August 27, 2003 per the repayment terms set forth in the agreement (See Note 3).

     On December 3, 2003, the Company issued 5,000 shares of its common stock in exchange for professional services. The value of the services was based on the fair market value as of the date of the transaction, which was $9,500.

     On December 4, 2003, the Company issued 5,000 shares of its common stock to the holder of a note dated August 27, 2003 per the repayment terms set forth in the agreement (See Note 3).

     On December 17, 2003, the Company issued 505,051 shares of its common stock in exchange for professional services. Per the terms of the agreement, the number of shares issued was based upon the bid price of the stock as of the effective date of the agreement, which was $0.99 amounting to $500,000.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

     The Company is in the process of raising capital to start full time operations. For the years ended December 31, 2003 and 2002, the Company issued notes to various investors for a total of $190,000 and $117,500. As of December 31, 2003 the holders of those notes are due 140,000 restricted shares of common stock per the repayment terms set forth in the agreements (See Note 3).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For the years ended December 31, 2003 and 2002, the Company has incurred expenses of $42,000 and $42,000 respectively.

     In April 2001, the Company entered into an agreement with an individual to identify investors, underwriters, joint venturers, lenders and/or guarantors interested in providing financing for the Company. As of December 31, 2003 and 2002, 5,500 and 2,000 shares were due under this agreement respectively.

NOTE 7 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2003, the Company had recognized little revenue to date and had accumulated operating losses of approximately $5,313,264 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations.

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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 8 - RECENT PRONOUNCEMENTS

     In June 2002, the FASB issued Financial Accounting Standards Statement No. 146 "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES". The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to have material impact on its financial statements.

     In December 2002, the FASB issued Financial Accounting Standards Statement No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE". The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not expect SFAS 148 to have material impact on its financial statements.

     In April 2003, the FASB issued Financial Accounting Standards Statement No. 149 "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

     The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS 149 to have material impact on its financial statements.

     In May 2003, the FASB issued Financial Accounting Standards Statement No. 150 "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect SFAS 150 to have material impact on its financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 9 - SUBSEQUENT EVENTS

     In March 2004, the Company ("Purchaser") entered into an asset and license purchase agreement with a Nevada Corporation ("Seller") to acquire an exclusive fifteen-year license to develop vascular applications and products for medical uses and applications from the source product of Seller. The purchase price equals $3,600,000, which shall be paid to the Seller with 1,800,00 shares of common stock in the Purchaser.

     The Company entered into a consulting agreement dated March 20, 2004 with an individual (the "Consultant") to consult with the Company concerning matters relating to Corporate Projects and all other facets of operations deemed necessary by the Company This agreement is for the period of August 5, 2003 to May 31, 2004, and may be cancelled by either party on ten (10) days notice. The Consultant will be paid forty thousand (40,000) shares of restricted stock of the Company with piggyback registration rights in full payment of all work the Consultant has done prior to this agreement, if any, up to the end of the term of this agreement. The value of these shares will be deemed to be the strike price as of the close of business on March 19, 2004, which was $0.90 or a total contract value of $36,000.

     The Company entered into a consulting agreement dated March 20,2004 with an individual (the "Consultant") to consult with the Company concerning matters relating to human resources and other facets of operations deemed necessary by the Company. This agreement is for the period of November 13, 2001 to May 31, 2004, and may be cancelled by either party on ten (10) days notice. The Consultant will be paid fifty thousand (50,000) shares of restricted stock of the Company with piggyback registration rights in full payment of all work the Consultant has done prior to this agreement, if any, up to the end of the term of this agreement. The value of these shares will be deemed to be the strike price as of the close of business on March 19, 2004, which was $0.90 or a total contract value of $45,000.

     The Company entered into a consulting agreement dated March 20,2004 with an individual (the "Consultant") to consult with the Company concerning matters relating to the duties of a Chief Information Officer, including managing of the computer system technology and all other facets of operations deemed necessary by the Company. This agreement is for the period of January 1, 2002 to May 31, 2004, and may be cancelled by either party on ten (10) days notice. The Consultant will be paid three hundred twenty-six thousand five hundred 326,500 shares of restricted stock of the Company with piggyback registration rights in full payment of all work the Consultant has done prior to this agreement, if any, up to the end of the term of this agreement. The value of these shares will be deemed to be the strike price as of the close of business on March 19, 2004, which was $0.90 or a total contract value of $293,850.