Form 10QSB
period 2004-03-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2004-05-20
CIK 1100674

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

For the Quarter Ended March 31, 2004              Commission File Number 0-28431

        Nevada                                          88-0109108
(State of Incorporation)                (I.R.S. Employer Identification Number.)


                     12 Winding Road, Henderson Nevada 89052
           (Address of Principal Executive Offices Including Zip Code)

                                 (702) 492 7721
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2004 was 14,589,751. The closing price of the shares on May 18, 2004 was $1.25. The market value of the Common Shares held by non-affiliates was $5,891,896.25.

Transitional Small Business Disclosure Format:  [ ] YES [X] NO

                         MILLENIUM HOLDING GROUP, INC.

                                     INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                1

     Item 1. Financial Statements                                             1

          Balance Sheets at March 31, 2004 and December 31, 2003              2

          Statement of Operations for the three months ended
          March 31, 2004 and March 31, 2003 and from inception
          to March 31 2004.                                                   3

          Statement of Changes in Stockholders' Equity from inception
          to March 31, 2004                                                   4

          Statement of Cash Flows for the three months ended
          March 31, 2004 and March 31, 2003 and from inception
          to March 31, 2004.                                                  8

          Notes to financial statements                                       9

     Item 2. Management's Discussion and Analysis                            14

     Item 3. Controls and Procedures                                         15

PART II - OTHER INFORMATION                                                  16

     Item 1. Legal Proceedings                                               16

     Item 2. Changes in Securities and Use of Proceeds                       16

     Item 3. Default Upon Senior Securities                                  16

     Item 4. Submission of Matters to a Vote of Security Holders             16

     Item 5. Other Information                                               16

     Item 6. Exhibits and Reports on Form 8-K                                17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement of Information Furnished

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2004. These results have been determined on the basis of generally accepted accounting principles.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                    UNAUDITED

                                                              3/31/2004          12/31/2003
                                                              ---------          ----------
                                     ASSETS
ASSETS:
 Current assets:
   Cash                                                      $        --        $        26
                                                             -----------        -----------
      Total current assets                                            --                 26

 Fixed assets:
   Construction in progress - architectural study costs           27,606             27,606
   Other intangible                                               11,250             11,250
                                                             -----------        -----------
      Total fixed assets                                          38,856             38,856

 Other assets:
   Product development license                                 3,600,000                 --
   Refundable deposit                                              3,590             23,590
                                                             -----------        -----------
      Total other assets                                       3,603,590             23,590
                                                             -----------        -----------

TOTAL ASSETS                                                 $ 3,642,446        $    62,472
                                                             ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
 Current liabilities
   Accounts payable                                          $   686,096        $   645,099
   Accrued wages - stockholder                                   860,250            759,000
   Accrued payroll taxes                                          66,413             58,667
   Accrued interest                                              371,458            297,267
   Bank overdraft liability                                          185                 --
   Notes payable                                                 301,000            275,000
   Common stock payable                                        3,600,000                 --
                                                             -----------        -----------
      Total current liabilities                                5,885,402          2,035,033
                                                             -----------        -----------

TOTAL LIABILITIES                                              5,885,402          2,035,033
                                                             -----------        -----------
STOCKHOLDERS' EQUITY
   Preferred non-voting stock, $.001 par value, 3,000,000
    shares authorized, 0 shares issued and outstanding at
    March 31, 2004 and December 31, 2003                              --                 --
   Common stock, $.05 par value, 50,000,000 shares
    authorized, 14,589,751 shares issued and
    outstanding at March 31, 2004 and December 31, 2003          729,489            729,489
   Additional paid-in capital                                  3,052,310          3,052,310
   Stock subscriptions                                          (316,439)          (441,096)
   Accumulated deficit during development stage               (5,708,316)        (5,313,264)
                                                             -----------        -----------
      Total stockholders' equity                              (2,242,956)        (1,972,561)
                                                             -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 3,642,446        $    62,472
                                                             ===========        ===========

      The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                         AND INCEPTION TO MARCH 31, 2004

                                    UNAUDITED

                                                       Three months ended
                                                ------------------------------      Inception to
                                                 03/31/2004        03/31/2003        03/31/2004
                                                ------------      ------------      ------------
REVENUE                                         $        403      $      1,227      $     20,723

EXPENSES
  General and administrative expenses               (213,013)          (38,495)       (1,697,887)
  General and administrative expenses -
   related party                                    (108,137)          (64,824)         (911,513)
                                                ------------      ------------      ------------

Total expenses                                      (321,150)         (103,319)       (2,609,400)
                                                ------------      ------------      ------------

Income (loss) from operations                       (320,747)         (102,092)       (2,588,677)
                                                ------------      ------------      ------------
OTHER INCOME (EXPENSE)
  Other income                                           172                --               532
  Other expense                                           --                --            (1,222)
  Interest expense                                   (74,477)          (15,087)         (622,325)
                                                ------------      ------------      ------------
Total other income (expense)                         (74,305)          (15,087)         (623,015)
                                                ------------      ------------      ------------

Net income (loss)                                   (395,052)         (117,179)       (3,211,692)

ACCUMULATED DEFICIT, beginning of period          (5,313,264)       (3,792,723)       (2,496,624)
                                                ------------      ------------      ------------

ACCUMULATED DEFICIT, end of period              $ (5,708,316)     $ (3,909,902)     $ (5,708,316)
                                                ============      ============      ============

Weighted average number of common shares
outstanding                                       14,589,751        13,974,700        10,639,449
                                                ============      ============      ============

Net income (loss) per share                     $      (0.03)     $      (0.01)     $      (0.30)
                                                ============      ============      ============

      The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these statements of operations and accumulated deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           INCEPTION TO MARCH 31, 2004
                                    UNAUDITED

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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           INCEPTION TO MARCH 31, 2004
                                    UNAUDITED

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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           INCEPTION TO MARCH 31, 2004
                                    UNAUDITED

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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           INCEPTION TO MARCH 31, 2004
                                    UNAUDITED

                                                                                           Deficit from        Total
                                    Common Stock             Add'l Paid        Stock       Development     Stockholders'
                                Shares          Value        In Capital    Subscriptions      Stage           Equity
                                ------          -----        ----------    -------------      -----           ------
Stock issued for
professional services
December 3, 2003                  5,000           250           9,250             --               --           9,500

Stock issued for
notes December 3, 2003            5,000           250           9,250             --               --           9,500

Stock issued for
professional services
December 17, 2003               505,051        25,253         474,748       (441,096)              --          58,904

Net income (loss)
December 31, 2003                    --            --              --             --         (577,610)       (577,610)
                             ----------      --------      ----------      ---------      -----------     -----------

Total December 31, 2003      14,589,751      $729,489      $3,052,310      $(441,096)     $(5,313,264)    $(1,972,561)

Stock Subscriptions
March 31, 2004                       --            --              --         124,657              --         124,657

Net income (loss)
March 31, 2004                       --            --              --             --         (395,052)       (395,052)
                             ----------      --------      ----------      ---------      -----------     -----------
Total March 31, 2004         14,589,751      $729,489      $3,052,310      $(316,439)     $(5,708,316)    $(2,242,956)
                             ==========      ========      ==========      =========      ===========     ===========

   The accompanying independent auditors' report should be read in conjunction with this statement of changes in stockholders' equity.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                         AND INCEPTION TO MARCH 31, 2004

                                    UNAUDITED

                                                             Three months ended
                                                       ----------------------------     Inception to
                                                        3/31/2004        3/31/2003       3/31/2004
                                                       -----------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $  (395,052)     $  (117,179)    $(3,211,692)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
     Non-cash development and professional services        124,657               --         581,807
     (Increase) decrease in:
       Refundable deposits                                  20,000               --          (3,590)
     Increase (decrease) in:
       Accounts payable - stockholder                           --               --          80,428
       Accounts payable                                     40,997           24,620         695,596
       Accrued interest                                     74,191            2,487         589,709
       Accrued expenses                                    108,996           59,745         926,663
       Bank overdraft liability                                185               --             185
                                                       -----------      -----------     -----------

Net cash used in operating activities                      (26,026)         (30,327)       (340,894)
                                                       -----------      -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   CIP - architectural costs                                    --               --         (27,606)
                                                       -----------      -----------     -----------

Net cash used by investing activities                           --               --         (27,606)
                                                       -----------      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                        26,000           35,000         368,500
                                                       -----------      -----------     -----------

Net cash provided by financing activities                   26,000           35,000         368,500
                                                       -----------      -----------     -----------

NET INCREASE (DECREASE) IN CASH                                (26)           4,673              --

CASH, beginning of period                                       26               36              --
                                                       -----------      -----------     -----------

CASH, end of period                                    $        --      $     4,709     $        --
                                                       ===========      ===========     ===========
SUPPLEMENTARY INFORMATION:
   Interest paid                                       $        --      $        --     $        --
                                                       ===========      ===========     ===========
   Taxes paid                                          $        --      $        --     $        --
                                                       ===========      ===========     ===========

      The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these statements of cash flows.

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004


NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 2 - NOTES PAYABLE

     On January 2, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agrees to issue the holder 5,000 restricted shares of the Company's stock.

     On January 6, 2004, the Company entered into an agreement with two individuals to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agrees to issue the holders 5,000 restricted shares of the Company's stock.

     On January 20, 2004, the Company entered into an agreement with two individuals to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agrees to issue the holders 5,000 restricted shares of the Company's stock.

     On February 10, 2004, the Company entered into an agreement with two individuals to purchase a convertible note for $7,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agrees to issue the holders 15,000 restricted shares of the Company's stock.

     On February 18, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agrees to issue the holder 5,000 restricted shares of the Company's stock.

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004


NOTE 2 - NOTES PAYABLE (CONTINUED)

     On February 20, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agrees to issue the holder 10,000 restricted shares of the Company's stock.

     Furthermore, the notes may be converted by the holders upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the notes plus the shares set forth in the above paragraphs. All accumulated but unpaid interest shall be extinguished upon conversion. Shares issued upon conversion plus the shares set forth in the above paragraphs shall be subject to the restrictions pursuant to Rule 144 of the Securities Act of 1933 and will have "piggyback" rights of registration. Should all the holders of the above convertible notes elect conversion upon the maturity date, 45,000 shares would be due and payable by the Company.

     Upon default, the holder of a convertible note has the option to declare the unpaid principal amount and accrued interest immediately due and payable. In the event the Company fails to cure the default, the Company will issue 31,250 common shares per every $2,500 of principal due. Historically the Company has defaulted on the convertible notes issued, or the holder has elected the option to convert the note into restricted common stock. Should all the holders of the above convertible notes elect conversion under default, 281,250 shares would be due and payable by the Company.

     On March 29, 2004, the Company entered into a verbal agreement with an individual to purchase a note for $3,500. The note is non-interest bearing and is payable on demand.

     As of March 31, 2004 total notes payable is $301,000.

NOTE 3 - RELATED PARTY TRANSACTIONS

     Salary expense for the three months ended March 31, 2004 and 2003 were $101,250 and $55,500 respectively.

     For the three months ended March 31, 2004, consulting fees paid to the shareholders were $6,887.

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004

NOTE 4 - STOCKHOLDERS' EQUITY

     The Company is in the process of raising capital to start full time operations. For the three months ended March 31, 2004, the Company issued notes to various investors for a total of $26,000. As of March 31, 2004, the holders of those notes are due 45,000 restricted shares of common stock per the repayment terms set forth in the agreements (See Note 2).

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For the three months ended March 31, 2004 and 2003, the Company has incurred expenses of $10,500 and $10,500 respectively.

     In April 2001, the Company entered into an agreement with an individual to identify investors, underwriters, joint venturers, lenders and/or guarantors interested in providing financing for the Company. As of March 31, 2004, 6,500 shares were due under this agreement.

     In March 2004, the Company ("Purchaser") entered into an asset and license purchase agreement with a Nevada Corporation ("Seller") to acquire an exclusive fifteen-year license to develop vascular applications and products for medical uses and applications from the source product of Seller. The purchase price equal to $3,600,000 shall be paid in common stock of the Purchaser that is valued at $2.00 per share. The total number of shares that will be delivered to Seller is 1,800,000 shares.

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

     The Company entered into a consulting agreement dated March 20, 2004 with an individual (the "Consultant") to consult with the Company concerning matters relating to human resources and other facets of operations deemed necessary by the Company. This agreement is for the period of November 13, 2001 to May 31, 2004,

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 6 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2004, the Company had recognized little revenue to date and had accumulated operating losses of approximately $5,708,316 since inception.

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

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004

NOTE 7 - SUBSEQUENT EVENTS

     In April 2004, the Company agreed to sell 200,000 shares of restricted stock to a Nevada Corporation for $0.50 per share (total of $100,000). On April 12, 2004, $30,000 was paid to the Company and on May 10, 2004, $15,000 was paid on behalf of the Company. The remaining balance of $55,000 is still payable to the Company as of the date this report was issued. No shares payable per this agreement have been issued as of the date this report was issued.

     In April 2004, the Company entered into an agreement with a party (the "Consultant") to provide consulting services in the area of an analysis of the patent held by the Company and to provide productization ideas and concepts. The Company will compensate the Consultant at its usual hourly rates, not to exceed $10,000 per month without the express written consent of the Company. The Company shall pay an initial retainer fee of $10,000 upon execution of this agreement, which shall be refunded promptly upon termination unless applied to any outstanding balance due the Consultant. This agreement may be terminated by either party in writing with thirty days notice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

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

MANAGEMENT'S PLAN OF OPERATION

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

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     On March 29th, 2004, the company entered into an Asset and License Purchase Agreement with U.S. Probe, Inc. to acquire an exclusive fifteen-year license to develop vascular applications and products for medical uses and applications.

     On March 20, 2004, the company elected to enter into retroactive Agreements with three Consultants who had taken into performing services for the company without an agreement since August 5, 2003, November 13, 2001 and January 1, 2002 in the areas of corporate projects, human resources and the duties of a Chief Information Officer including the managing of the computer system technology and all other facets of operations deemed necessary by the Company.

     On January 2nd, January 6th, January 20th, February 10th, February 18th and February 20th, 2004, the company entered into six convertible notes totaling $22,500.00.

     On March 29th 2004, the company entered into a non interest-bearing note totaling $3,500.00

     On April 19th, 2004, the company entered into a Consulting Agreement with Intelligent Optical Systems, Inc. to provide consulting services in the area of an analysis of the ultrasonic probe patent and providing productization ideas and concepts for said probe.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following documents are filed as part of this report:

         No.                             Title
         ---                             -----
        10.2    Asset and License Purchase Agreement with U.S. Probe, Inc.

        10.3    Consulting Agreement with Intelligent Optical Systems, Inc..

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

                                          MILLENIUM HOLDING GROUP, INC.


May 19, 2004                              /s/ Richard L. Ham
                                          --------------------------------------
                                          Richard L. Ham, Director and President
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer