Form 10QSB
period 2004-06-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2004-08-23
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                                Quarterly Report

                          Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                          MILLENIUM HOLDING GROUP, INC.
                         (Name of Small Business Issuer)

   June 30, 2004                                                 0-28431
For the Quarter Ended                                     Commission File Number


       Nevada                                           88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                     12 Winding Road, Henderson Nevada 89052
           (Address of Principal Executive Offices Including Zip Code)


                                 (702) 492 7721
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2004 was 17,142,751. The closing price of the shares on August 20, 2004 was $1.60. The market value of the Common Shares held by non-affiliates was $11,626,427.20.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                         MILLENIUM HOLDING GROUP, INC.

                                     INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements                                            1

          Balance Sheet at June 30, 2004                                      2

          Statement of Operations for the six months ended June 30, 2004
          and 2003 and from inception to June 30, 2004.                       3

          Statement of Cash Flows for the six months ended June 30, 2004
          and 2003 and from inception to June 30, 2004.                       4

          Notes to Financial Statements                                       5

     Item 2 - Management's Discussion and Analysis                           11

     Item 3 Controls and Procedures                                          12

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               13

     Item 2. Changes in Securities and Use of Proceeds                       13

     Item 3. Default Upon Senior Securities                                  13

     Item 4. Submission of Matters to a Vote of Security Holders             13

     Item 5. Other Information                                               13

     Item 6. Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement of Information Furnished

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2004. These results have been determined on the basis of generally accepted accounting principles.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                         AS OF JUNE 30, 2004 (UNAUDITED)


                                                                     6/30/2004
                                                                     ---------
                                     ASSETS
ASSETS:

  Current assets:
   Cash                                                             $        --
   Due from shareholder                                                   4,810
                                                                    -----------
      Total current assets                                                4,810

  Fixed assets:
   Construction in progress - architectural study costs                  27,606
   Other intangible                                                      11,250
                                                                    -----------
      Total fixed assets                                                 38,856

  Other assets:
   Prepaid expense                                                       10,000
   Refundable deposit                                                     3,590
                                                                    -----------
      Total other assets                                                 13,590
                                                                    -----------

TOTAL ASSETS                                                        $    57,256
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

  Current liabilities
   Accounts payable                                                 $   266,589
   Accrued wages - stockholder                                          971,100
   Accrued payroll taxes                                                 74,893
   Accrued interest                                                       1,120
   Bank overdraft liability                                               3,973
   Notes payable                                                         96,000
                                                                    -----------
      Total current liabilities                                       1,413,675
                                                                    -----------

TOTAL LIABILITIES                                                     1,413,675
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred non-voting stock, $.001 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding at
   June 30, 2004 and December 31, 2003                                       --
  Common stock, $.05 par value, 50,000,000 shares
   authorized,  17,142,751 shares issued and
   outstanding at June 30, 2004                                         857,139
  Additional paid-in capital                                          4,064,348
  Stock subscriptions                                                  (316,439)
  Accumulated deficit during development stage                       (5,961,467)
                                                                    -----------
      Total stockholders' equity                                     (1,356,419)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    57,256
                                                                    ===========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                       AND FROM INCEPTION TO JUNE 30, 2004

                                    UNAUDITED

                                                     Six months ended
                                              -------------------------------      Inception to
                                                6/30/2004          6/30/2003        6/30/2004
                                              ------------       ------------      ------------
REVENUE:                                      $        610       $      1,757      $     20,930

EXPENSES:
 Gen. and admin. expenses                         (358,015)           (95,459)       (1,842,889)
 Gen. and admin. expenses - related party         (226,659)          (166,074)       (1,030,035)
                                              ------------       ------------      ------------
    Total expenses                                (584,674)          (261,533)       (2,872,924)
                                              ------------       ------------      ------------

Income (loss) from operations                     (584,064)          (259,776)       (2,851,994)
                                              ------------       ------------      ------------
OTHER INCOME (EXPENSE):
 Other income                                        5,505                  5             5,865
 Other expense                                          --                 --            (1,222)
 Interest expense                                 (140,231)           (29,130)         (688,079)
                                              ------------       ------------      ------------
    Total other income (expense)                  (134,726)           (29,125)         (683,436)
                                              ------------       ------------      ------------

Income before extraordinary items                 (718,790)          (288,901)       (3,535,430)

Extraordinary item--extinguishment of debt          70,587                 --            70,587
                                              ------------       ------------      ------------

Net income (loss)                                 (648,203)          (288,901)       (3,464,843)

ACCUMULATED DEFICIT, beg. of period             (5,313,264)        (3,792,724)       (2,496,624)
                                              ------------       ------------      ------------

ACCUMULATED DEFICIT, end of period            $ (5,961,467)      $ (4,370,526)     $ (5,961,467)
                                              ============       ============      ============
Weighted average number of
 common shares outstanding                      14,774,221         13,974,700        10,868,026
                                              ============       ============      ============

Net income (loss) per share                   $      (0.05)      $      (0.02)     $      (0.33)
                                              ============       ============      ============

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these statements of operations and accumulated deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                       AND FROM INCEPTION TO JUNE 30, 2004

                                    UNAUDITED

                                                              Six months ended
                                                       ----------------------------     Inception to
                                                         6/30/2004       6/30/2003       6/30/2004
                                                       ------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $  (648,203)     $  (288,901)    $(3,464,843)
  Adjustments to reconcile net income/(loss)
    to net cash used in operations:
     Non-cash development and professional services        235,907               --         693,057
     (Increase) decrease in:
       Prepaid expenses                                    (10,000)              --         (10,000)
       Refundable deposits                                  20,000             (190)         (3,590)
     Increase (decrease) in:
       Accounts payable - stockholder                           --               --          80,428
       Accounts payable                                     15,848           61,973         670,447
       Accrued interest                                     52,933            5,496         568,451
       Accrued expenses                                    228,326          168,741       1,045,993
       Bank overdraft liability                              3,973               --           3,973
                                                       -----------      -----------     -----------
Net cash used in operating activities                     (101,216)         (52,881)       (416,084)
                                                       -----------      -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  CIP - architectural costs                                     --               --         (27,606)
                                                       -----------      -----------     -----------
Net cash used by investing activities                           --               --         (27,606)
                                                       -----------      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to shareholder                                            --            7,788              --
  Due from shareholder                                      (4,810)           4,162          (4,810)
  Proceeds from debt                                       106,000           45,000         448,500
                                                       -----------      -----------     -----------
Net cash provided by financing activities                  101,190           56,950         443,690
                                                       -----------      -----------     -----------

NET INCREASE (DECREASE) IN CASH                                (26)           4,069              --

CASH, beginning of period                                       26               36              --
                                                       -----------      -----------     -----------

CASH, end of period                                    $        --      $     4,105     $        --
                                                       ===========      ===========     ===========
SUPPLEMENTARY INFORMATION:
  Interest paid                                        $        --      $        --     $        --
                                                       ===========      ===========     ===========
  Taxes paid                                           $        --      $        --     $        --
                                                       ===========      ===========     ===========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these statements of cash flows.

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 2 - NOTES PAYABLE

     On March 29, 2004, the Company entered into a verbal agreement with an individual to purchase a note for $3,500. The note is non-interest bearing and is payable on demand.

     In April 2004, the Company agreed to sell 200,000 shares of restricted stock to a Nevada Corporation for $0.50 per share. On April 12, 2004, $30,000 was paid to the Company and on May 10, 2004, $15,000 was paid on behalf of the Company. The remaining balance of $55,000 is no longer payable to the Company and no shares payable per this agreement have been or will be issued. The $45,000 paid to the Company is classified as a note payable and will be repaid.

     On June 16, 2004 the Company entered into an agreement with a Director of Sutura, Inc., to purchase a note for the principal sum of $25,000. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

     On June 25, 2004 the Company entered into an agreement with Sutura, Inc. to purchase a note for the principal sum of $10,000. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

     As of June 30, 2004 total notes payable is $96,000.

NOTE 3 - RELATED PARTY TRANSACTIONS

     Salary expense for the six months ended June 30, 2004 and 2003 were $212,100 and $156,750 respectively.

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

     Consulting fees paid to the shareholders for the six months ended June 30, 2004, and 2003 were $14,559 and $9,324 respectively.

     At a special meeting held on April 15, 2004 the Company's Board of Directors resolved that all rights and ownership of the insurance agency shall be relinquished to the President of the Company or his assigns for $2,832.67. The insurance agency transfer shall be effective April 1, 2004.

     It was further resolved at the above meeting of Board of Directors that the Company shall relinquish all rights and ownership of the Kirchman Banking
     Software and Licenses under the Dimension License Agreement to the President of the Company or his assigns for $2,500.00. This transfer/assignment shall be completed upon approval from Kirchman Corporation.

     As of June 30, 2004 the Company is due $4,810 from the President of the Company in connection with the above resolutions of the Company's Board of Directors on April 15, 2004.

     In June, 2004 the Company paid $10,000 to Fusion Capital Fund II, LLC as reimbursement for expenses related to the July 20, 2004 agreement (See Note
     9).

NOTE 4 - STOCKHOLDERS' EQUITY

     As of December 31, 2003 there were 14,589,751 shares of stock outstanding.

     On June 9, 2004, the Company issued 25,000 shares of its common stock to Fusion Capital Fund II, LLC as reimbursement for expenses related to the agreement dated July 20, 2004 (See Note 9). The value of these shares was based on the fair market value as of the date of the transaction, which was $33,250.

     On June 17, 2004, the Company issued 1,895,000 shares of its common stock to the holders of notes in full payment per the terms set forth in the agreements.

     On June 17, 2004, the Company issued 50,000 shares of its common stock to the holder of a note dated August 27, 2003 in exchange for the extending of the note. The value of these shares was based on the fair market value as of the date of the transaction, which was $65,000.

     On June 17, 2004, the Company issued 416,500 shares of its common stock in exchange for professional services. Per the terms of the agreements, the

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

     value of these shares was based on the strike price as of the close of business on March 19, 2004, which was $0.90, or a total contract value of $374,850.

     On June 17, 2004 the Company issued 166,500 shares of its common stock in exchange for professional services. The value of the services was based on the fair market value as of the date of the transaction, which was $32,508.

     As of June 30, 2004 there were 17,142,751 shares of common stock outstanding.

     The Company is in the process of raising capital to start full time operations. For the six months ended June 30, 2004, the Company issued notes to various investors for a total of $106,000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For the six months ended June 30, 2004 and 2003, the Company has incurred expenses of $21,000 and $21,000.

     In April 2001, the Company entered into an agreement with an individual to identify investors, underwriters, joint venturers, lenders and/or guarantors interested in providing financing for the Company. As of June 30, 2004, no shares were due under this agreement. The Company cancelled said agreement in June, 2004.

     In March 2004, the Company ("Purchaser") entered into an asset and license purchase agreement with U.S. Probe, Inc., a Nevada Corporation ("Seller") to acquire an exclusive fifteen-year license to develop vascular applications and products for medical uses and applications from the source product of Seller. The purchase price equal to $3,600,000 was to be paid in common stock of the Purchaser that is valued at $2.00 per share. The principal of U.S. Probe is also the principal of Camden Holdings, Inc. Upon further review it became apparent that the acquisition was not what it was represented to be and on June 4, 2004 the Company cancelled said agreement. As a result, the product development license and the related stock payable have been removed from the Company's books as of June 30, 2004.

     In April 2004, the Company entered into an agreement with Intelligent Optical Systems, Inc. (the "Consultant") to provide consulting services in the area of an analysis of the patent held by the Company and to provide productization ideas and concepts. On June 6, 2004, the Company cancelled said agreement in that there was no need to proceed.

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


NOTE 6 - LITIGATION

     On November 18, 2003 the Company entered into a consulting agreement with Camden Holdings, Inc., a Nevada corporation (the "Consultant") to provide services set forth for the purpose of mergers, acquisitions and locating companies which can be purchased by the Company. Per the terms of the agreement, the Consultant shall bring to the Company acquisitions which have no negative cash flow, valuation of at least two million dollars, no outstanding debt and no material litigation. The term of the agreement shall be one year and compensation for all services rendered shall be $500,000. On December 17, 2003 the Company issued 505,051 shares of its common stock to the Consultant as full compensation. The number of shares issued was based upon the bid price of the stock as of the effective date of the agreement, which was $0.99. On June 4, 2004 the Company cancelled said agreement because of non-performance and misrepresentations and demanded the return of the 505,051 shares issued as compensation.

     On June 10, 2004 the Company filed a complaint with the Clark County, Nevada District Court (the "Court") alleging that Camden Holdings, Inc.
     breached the consulting agreement dated November 18, 2003 in several material respects. The Company is seeking the return of the 505,051 shares issued to Camden Holdings, Inc. and reimbursement for reasonable attorneys' and court fees. On June 22, 2004 the Court ordered a preliminary injunction restricting the sale or transfer of said shares.

NOTE 7 - GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2004, the Company had recognized little revenue to date and had accumulated operating losses of approximately $5,961,467 since inception.

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

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


NOTE 8 - EXTINGUISHMENT OF DEBT

     For the six months ended June 30, 2004 the Company was released by various creditors from $70,587 of liabilities, which consisted of $21,656 of accrued interest and $48,931 of accounts payable.

NOTE 9 - SUBSEQUENT EVENTS

     On July 2, 2004 the Company entered into an agreement with a Director of Sutura, Inc. to purchase a note for the principal sum of $20,000. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

     On July 9, 2004 the Company entered into an agreement with Ham Consulting Company, a principal shareholder of the Company, to purchase a note for the principal sum of $5,000. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

     On July 9, 2004 the Company entered into an agreement and plan of merger with Sutura, Inc., a private Delaware corporation based in California. Sutura, Inc. is a medical device company that has developed a line of vessel closure devices to suture the puncture created in the femoral artery during catheter-based procedures, primarily in the fields of cardiology and radiology. Pursuant to the merger, the shareholders of the Company immediately prior to the effective time shall hold in the aggregate ten percent (10%) of the common stock of the surviving corporation and the shareholders of Sutura, Inc. immediately prior to the effective time shall hold in the aggregate ninety percent (90%) of the common stock of the surviving corporation immediately following the effective time.

     On July 20, 2004 the Company entered into a common stock purchase agreement and registration rights agreement with Fusion Capital Fund II, LLC an Illinois limited liability company in connection with the proposed Sutura, Inc. merger. Under the terms of the financing agreement, Fusion Capital has agreed to purchase from the surviving company, after the merger has been consummated, up to $15.0 million of the surviving company's common stock over a 30-month period. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the surviving company has the right to sell Fusion Capital $500,000 of its common stock at a purchase price based upon the market price of the common stock on the date of each sale, without any fixed discount to the market price. The surviving company has the right to control the timing and the amount of stock sold to Fusion Capital and has the right to terminate the agreement at any time without any additional cost. The surviving company

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004


NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

     also has the right, at its election, to enter into a new agreement with Fusion Capital under which Fusion Capital would be required to purchase up to $5.0 million of common stock on the same terms and agreements as the original agreement.

     On August 4, 2004 the Company entered into an agreement with Vosnuevo Communications (the "Contractor") to provide services as are generally consistent with the duties of public relations and investor relations representatives. As compensation of all services rendered under this agreement, 100,000 restricted shares of the Company shall be issued to Contractor. These shares will be issued in four installments of 25,000 shares each, with the first installment becoming due upon execution of this agreement. This agreement shall expire on December 31, 2004 and can be terminated at anytime, upon written notice to the other party.

     On August 5, 2004 the Company entered into an agreement with the President and Secretary of the Company to purchase a note for the principal sum of $16,500. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

     On August 20, 2004 the Company entered into an agreement with the President and Secretary of the Company to purchase a note for the principal sum of $2,700. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

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

     On July 9, 2004 the Company entered into an Agreement and Plan of Merger with Sutura, Inc., a private Delaware corporation with its principal place of business located in Fountain Valley, CA. Sutura, Inc. is a medical device company that has developed a line of innovative, minimally invasive vessel closure devices to suture the puncture created in the femoral artery during catheter-based procedures, primarily in the fields of cardiology and radiology. Sutura has received 510(k) clearance from the FDA to sell its F8 & F6 SuperStitch(R) devices in the United States and has the CE mark permitting sale in Europe. Sutura has also met all of the registration requirements for selling the SuperStich(R) devices in Australia.

     The  Company  and  Sutura  will  contact  their   respective   shareholders
requesting their consent to this merger.

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

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 10, 2004 the Company filed a complaint with the Clark County, Nevada District Court (the "Court") alleging that Camden Holdings, Inc. breached the consulting agreement dated November 18, 2003 in several material respects. The Company is seeking the return of the 505,051 shares issued to Camden Holdings, Inc. and reimbursement for reasonable attorneys' and court fees. On June 22, 2004 the Court ordered a preliminary injunction restricting the sale or transfer of said shares.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     The Consulting Agreement and the Participation Agreement with Pacific Charter Financial Services Corporation were cancelled on November 13, 2003.

     On July 9th, 2004, the company entered into an Agreement and Plan of Merger with Sutura, Inc., a medial device company.

     On July 20th, 2004, the company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with Fusion Capital Fund II, LLC. Wherein Fusion Capital has agreed to purchase from the surviving company, after the merger has been consummated, up to $15.0 million of the surviving company's common stock over a 30-month period.

     On August 4th, 2004, the company entered into a Contract for Services with Vosnuevo Communications, Inc. to provide services as are generally consistent with the duties of public relations and investor relations representatives.

     On June 16th, June 25th, July 2nd, July 9th, August 5th, and August 20th, 2004, the company entered into promissory notes totaling $79,200.00.

     On April 15th, 2004, the company sold the insurance agency to Mr. Ham for $2,832.67 and shall relinquish all rights and ownership of the Kirchman Banking Software and Licenses under the Dimension License Agreement to Mr. Ham for $2,500 upon approval from Kirchman Corporation.

     On April 12th, 2004, the company agreed to sell 200,000 shares of restricted stock to a Nevada Corporation for $0.50 per share. Partial payment was received on April 12th and May 10th totaling $45,000.00. The remaining balance of $55,000 is no longer payable to the company and no shares have been or will be issued. The $45,000.00 is a notes payable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following documents are filed as part of this report:

         No.                            Title
         ---                            -----
        10.1    Contract for Services with Vosnuevo Communications, Inc.
        10.2    Promissory Note (form)
        31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     There have been three reports filed on Form 8-K and all are incorporated by reference.

       1. June 7, 2004 disclosing the cancellation of the Consulting Agreement with Camden Holdings, Inc., the Asset and License Purchase Agreement with U.S. Probe, Inc. and the Consulting Agreement with Intelligent Optical Systems, Inc.
       2.     July 12, 2004 disclosing Agreement and Plan of Merger with Sutura,
              Inc.
       3. July 21, 2004 disclosing Common Stock Purchase and Registration Rights Agreement with Fusion Capital Fund II, LLC

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MILLENIUM HOLDING GROUP, INC.


August 23, 2004                     /s/ Richard L. Ham
                                    --------------------------------------------
                                    Richard L. Ham, Director and President
                                    Chief Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer