Form 10QSB
period 2004-09-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2004-11-22
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                                Quarterly Report
                          Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                          MILLENIUM HOLDING GROUP, INC.
                         (Name of Small Business Issuer)


   September 30, 2004                                            0-28431
(For the Quarter Ended)                                 (Commission File Number)


        Nevada                                           88-0109108
(State of Incorporation)                (I.R.S. Employer Identification Number.)


                     12 Winding Road, Henderson Nevada 89052
           (Address of Principal Executive Offices Including Zip Code)

                                 (702) 492 7721
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of November 18, 2004 was 17,942,285.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                         MILLENIUM HOLDING GROUP, INC.

                                     INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)                                 1

          Balance Sheets as of September 30, 2004 and December 31, 2003       2

          Statements of Operations for the three and nine months ended
          September 30, 2004 and 2003                                         4

          Statement of Cash Flows for the three and nine months ended
          September 30, 2004 and 2003                                         5

          Notes to Financial Statements                                       6

     Item 2. Management's Discussion and Analysis of Financial Conditions
             and Results of Operations                                       12

     Item 3. Controls and Procedures                                         13

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               13

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     13

     Item 3. Defaults Upon Senior Securities                                 13

     Item 4. Submission of Matters to a Vote of Security Holders             13

     Item 5. Other Information                                               13

     Item 6. Exhibits                                                        14

SIGNATURE                                                                    15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement of Information Furnished

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2004. These results have been determined on the basis of generally accepted accounting principles.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      AS OF SEPTEMBER 30, 2004 (UNAUDITED)
                         AND DECEMBER 31, 2003 (AUDITED)


                                                                    09/30/2004          12/31/2003
                                                                    ----------          ----------
                                     ASSETS

ASSETS:

Current assets:
  Cash                                                              $      703          $       26
  Prepaid expense                                                        2,208                  --
  Due from shareholder                                                   4,810                  --
                                                                    ----------          ----------
      Total current assets                                               7,721                  26

Fixed assets:
  Construction in progress - architectural study costs                  27,606              27,606
                                                                    ----------          ----------
      Total fixed assets                                                27,606              27,606

Other assets:
  Other intangible                                                      11,250              11,250
  Refundable deposit                                                    13,590              23,590
                                                                    ----------          ----------
      Total other assets                                                24,840              34,840
                                                                    ----------          ----------

TOTAL ASSETS                                                        $   60,167          $   62,472
                                                                    ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Current liabilities
  Accounts payable                                                  $  273,972          $  645,099
  Accrued wages - stockholder                                          989,575             759,000
  Accrued payroll taxes                                                 76,307              58,667
  Accrued interest                                                       2,370             297,267
  Notes payable                                                        111,000             275,000
  Notes payable - stockholder                                           41,850                  --
                                                                    ----------          ----------
      Total current liabilities                                      1,495,074           2,035,033
                                                                    ----------          ----------

TOTAL LIABILITIES                                                    1,495,074           2,035,033
                                                                    ----------          ----------

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      AS OF SEPTEMBER 30, 2004 (UNAUDITED)
                         AND DECEMBER 31, 2003 (AUDITED)



                                                                      09/30/2004            12/31/2003
                                                                      ----------            ----------
STOCKHOLDERS' EQUITY
  Preferred non-voting stock, $.001 par value, 3,000,000
   shares authorized,  0 shares issued and outstanding at
   September 30, 2004 and December 31, 2003                                   --                    --
  Common stock, $.05 par value, 50,000,000 shares
   authorized,  17,942,285 and 14,589,751 shares issued and
   outstanding at September 30, 2004 and December 31, 2003               897,115               729,489
  Additional paid-in capital                                           5,246,162             3,052,310
  Stock subscriptions                                                 (1,432,064)             (441,096)
  Accumulated deficit during development stage                        (6,146,120)           (5,313,264)
                                                                     -----------           -----------
          Total stockholders' equity                                  (1,434,907)           (1,972,561)
                                                                     -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    60,167           $    62,472
                                                                     ===========           ===========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
           FOR THE THREE AND NINE MONTHS ENDED SEPT. 30, 2004 AND 2003
                         AND INCEPTION TO SEPT. 30, 2004
                                    UNAUDITED

                                                   Three months ended               Nine months ended
                                             ----------------------------     ----------------------------     Inception to
                                              9/30/2004        9/30/2003       9/30/2004        9/30/2003        9/30/2004
                                             -----------      -----------     -----------      -----------      -----------
REVENUE:                                     $        --      $       859     $       610      $     2,616      $    20,930

EXPENSES:
  Gen. and admin. expenses                      (151,413)        (130,397)       (509,427)        (225,856)      (1,994,302)
  Gen. and admin. expenses - related party       (30,956)        (109,228)       (257,616)        (275,302)      (1,060,991)
                                             -----------      -----------     -----------      -----------      -----------
      Total expenses                            (182,369)        (239,625)       (767,043)        (501,158)      (3,055,293)
                                             -----------      -----------     -----------      -----------      -----------

Income (loss) from operations                   (182,369)        (238,766)       (766,433)        (498,542)      (3,034,363)
                                             -----------      -----------     -----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Other income                                        --               --           5,505                5            5,865
  Other expense                                       --               --              --               --           (1,222)
  Interest expense                                (2,284)        (415,264)       (142,515)        (444,394)        (690,363)
                                             -----------      -----------     -----------      -----------      -----------
      Total other income (expense)                (2,284)        (415,264)       (137,010)        (444,389)        (685,720)
                                             -----------      -----------     -----------      -----------      -----------

Income before extraordinary items               (184,653)        (654,030)       (903,443)        (942,931)      (3,720,083)

Extraordinary item-extinguishment of debt             --               --          70,587               --           70,587
                                             -----------      -----------     -----------      -----------      -----------

Net loss                                        (184,653)        (654,030)       (832,856)        (942,931)      (3,649,496)

ACCUMULATED DEFICIT, beg. of period           (5,961,467)      (4,081,625)     (5,313,264)      (3,792,724)      (2,496,624)
                                             -----------      -----------     -----------      -----------      -----------

ACCUMULATED DEFICIT, end of period           $(6,146,120)     $(4,735,655)    $(6,146,120)     $(4,735,655)     $(6,146,120)
                                             ===========      ===========     ===========      ===========      ===========
Weighted average number of
 common shares outstanding                    17,709,909       13,974,700      15,768,571       13,974,700       11,170,609
                                             ===========      ===========     ===========      ===========      ===========

Net income (loss) per share                  $     (0.01)     $     (0.05)    $     (0.06)     $     (0.07)     $     (0.33)
                                             ===========      ===========     ===========      ===========      ===========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these statements of operations and accumulated deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                    AND FROM INCEPTION TO SEPTEMBER 30, 2004
                                    UNAUDITED

                                                         Three months ended            Nine months ended
                                                      ------------------------      -----------------------     Inception to
                                                      9/30/2004      9/30/2003      9/30/2004     9/30/2003      9/30/2004
                                                      ---------      ---------      ---------     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(184,653)     $(654,030)     $(832,856)    $(942,931)     $(3,649,496)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
    Non-cash development and professional services      84,375             --        320,282            --          777,432
    (Increase) decrease in:
       Prepaid expense                                  (2,208)            --         (2,208)           --           (2,208)
       Refundable deposits                                  --        (19,960)        10,000       (20,150)         (13,590)
    Increase (decrease) in:
       Accounts payable-stockholder                         --             --             --            --           80,428
       Accounts payable                                 29,173        (22,083)        45,021        39,890          699,620
       Accrued interest                                  1,250        472,010         54,183       477,507          569,701
       Accrued expenses                                 19,889        108,996        248,215       277,736        1,065,882
       Bank overdraft liability                         (3,973)            --             --            --               --
                                                     ---------      ---------      ---------     ---------      -----------
Net cash used in operating activities                  (56,147)      (115,067)      (157,363)     (167,948)        (472,231)
                                                     ---------      ---------      ---------     ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  CIP - architectural costs                                 --             --             --            --          (27,606)
                                                     ---------      ---------      ---------     ---------      -----------
Net cash used by investing activities                       --             --             --            --          (27,606)
                                                     ---------      ---------      ---------     ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from shareholder                                      --             --         (4,810)        4,162           (4,810)
  Due to shareholder                                    41,850         (7,788)        41,850            --           41,850
  Proceeds from debt                                    15,000        120,000        121,000       165,000          463,500
                                                     ---------      ---------      ---------     ---------      -----------
Net cash provided by financing activities               56,850        112,212        158,040       169,162          500,540
                                                     ---------      ---------      ---------     ---------      -----------

NET INCREASE (DECREASE) IN CASH                            703         (2,855)           677         1,214              703

CASH, beginning of period                                   --          4,105             26            36               --
                                                     ---------      ---------      ---------     ---------      -----------

CASH, end of period                                  $     703      $   1,250      $     703     $   1,250      $       703
                                                     =========      =========      =========     =========      ===========
SUPPLEMENTARY INFORMATION:
  Interest paid                                      $     599      $      --      $     599     $      --      $       599
                                                     =========      =========      =========     =========      ===========
  Taxes paid                                         $      --      $      --      $      --     $      --      $        --
                                                     =========      =========      =========     =========      ===========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these statements of cash flows.

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004


NOTE 1 - BASIS OF PRESENTATION

         The unaudited financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
         information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

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

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004


NOTE 2 - NOTES PAYABLE (CONTINUED)

         On July 9, 2004 the Company entered into an agreement with Ham Consulting Company, a principal shareholder of the Company, to purchase a note for the principal sum of $5,000. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

         On August 5, 2004 the Company entered into an agreement with the officers of the Company to purchase a note for the principal sum of $16,500. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

         On August 20, 2004 the Company entered into an agreement with the officers of the Company to purchase a note for the principal sum of $2,700. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

         On September 4, 2004 the Company entered into an agreement with the officers of the Company to purchase a note for the principal sum of $3,500. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

         On September 13, 2004 the Company entered into an agreement with the officers of the Company to purchase a note for the principal sum of $5,000. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

         On September 30, 2004 the Company entered into an agreement with the officers of the Company to purchase a note for the principal sum of $9,150. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount

         As of September 30, 2004 total notes payable is $152,850.

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004


NOTE 3 - RELATED PARTY TRANSACTIONS

         As of September 30, 2004, the officers of the Company are due $41,850 from the Company (See Note 2). During the three months ended September 30, 2004, the Company accrued interest expense of $429 on the loans from officers.

         At a special meeting held on April 15, 2004 the Company's Board of Directors resolved that all rights and ownership of the insurance agency shall be relinquished to the President of the Company or his assigns for $2,833. The insurance agency transfer shall be effective April 1, 2004.

         It was further resolved at the above meeting of Board of Directors that the Company shall relinquish all rights and ownership of the Kirchman Banking Software and Licenses under the Dimension License Agreement to the President of the Company or his assigns for $2,500.00. This transfer/assignment shall be completed upon approval from Kirchman Corporation.

         As of September 30, 2004 the Company is due $4,810 from the President of the Company in connection with the above resolutions of the Company's Board of Directors on April 15, 2004.

         Officer salaries expense for the three months ended September 30, 2004 and 2003 was $18,475 and $101,250 respectively. Per the terms of the agreement and plan of merger entered into on July 9, 2004 with Sutura, Inc. (See Note 5) the Company discontinued officer salaries as of July 15, 2004. Consulting fees paid to the shareholders for the three months ended September 30, 2004, and 2003 were $12,481 and $7,978 respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

         As of June 30, 2004 there were 17,142,751 shares of common stock outstanding.

         On July 8, 2004 the Company issued 17,716 shares of its common stock as full payment on accounts payable of $21,791. The number of shares issued was determined by dividing the amount payable by the bid price per share on the date of the transaction, which was $1.23.

         On July 20, 2004 the Company issued 681,818 shares of its common stock to Fusion Capital Fund II, LLC in exchange for future professional services valued at $1,050,000 per the terms of the agreement dated July 20, 2004 (See Note 5). The number of shares issued was based on the ten-day average of the closing price per share prior to June 7, 2004, which was $1.54. The total value of $1,050,000 is included in stock subscriptions at September 30, 2004.

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

         On September 22, 2004 the Company issued 25,000 shares of its common stock in exchange for professional services per the terms of the consulting agreement dated August 4, 2004 (See Note 5). The value of these services was deemed to be the fair market value as of the close of business, which was $1.50 per share or $37,500 total.

         On September 22, 2004 the Company issued 75,000 shares of its common stock in exchange for professional services per the terms of the consulting agreement dated September 6, 2004 (See Note 5). The value of these services was deemed to be the fair market value as of the close of business, which was $1.50 per share or $112,500 total. $65,625 of the total value is included in stock subscriptions at September 30, 2004.

         As of September 30, 2004 there were 17,942,285 shares of common stock outstanding.

         The Company is in the process of raising capital to start full time operations. For the three months ended September 30, 2004, the Company issued notes to various investors and officers of the Company for a total of $61,850.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For the three months ended September 30, 2004 and 2003, the Company has incurred expenses of $10,500 and $10,500.

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

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the surviving company has the right to sell Fusion Capital $500,000 of its common stock at a purchase price based upon the market price of the common stock on the date of each sale, without any fixed discount to the market price. The surviving company has the right to control the timing and the amount of stock sold to Fusion Capital and has the right to terminate the agreement at any time without any additional cost. The surviving company also has the right, at its election, to enter into a new agreement with Fusion Capital under which Fusion Capital would be required to purchase up to $5.0 million of common stock on the same terms and agreements as the original agreement.

         On August 4, 2004 the Company entered into an agreement with Vosnuevo Communications (the "Contractor") to provide services as are generally consistent with the duties of public relations and investor relations representatives. As compensation of all services rendered under this agreement, 100,000 restricted shares of the Company shall be issued to Contractor. These shares will be issued in four installments of 25,000 shares each, with the first installment becoming due upon execution of this agreement. This agreement shall expire on December 31, 2004 and can be terminated at anytime, upon written notice to the other party. The Company cancelled said agreement on August 9, 2004 and issued 25,000 shares of its common stock in full payment of services rendered on September 22, 2004 (See Note 4).

         On September 6, 2004 the Company entered into an agreement with ERS Consulting (the "Consultant") to perform the following services: consult with the officers concerning matters relating to investor relations, maximizing shareholder value and market liquidity and others to promote awareness and exposure of the Company. As compensation for all services rendered under this agreement, the Company shall issue 75,000 restricted shares of its common stock to Consultant by the end of the term if the agreement. The agreement shall begin September 6, 2004 and expire sixty days thereafter.

NOTE 6 - LITIGATION

         On November 18, 2003 the Company entered into a consulting agreement with Camden Holdings, Inc., a Nevada corporation (the "Consultant") to provide services set forth for the purpose of mergers, acquisitions and locating companies which can be purchased by the Company. Per the terms of the agreement, the Consultant shall bring to the Company acquisitions which have no negative cash flow, valuation of at least two million dollars, no outstanding debt and no material litigation. The term of the agreement shall be one year and compensation for all services rendered shall be $500,000. On December 17, 2003 the Company issued 505,051 shares of its common stock to the Consultant as full

                          MILLENIUM HOLDING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004


NOTE 6 - LITIGATION (CONTINUED)

         compensation. The number of shares issued was based upon the bid price of the stock as of the effective date of the agreement, which was $0.99. On June 4, 2004 the Company cancelled said agreement because of non-performance and misrepresentations and demanded the return of the 505,051 shares issued as compensation

         On June 10, 2004 the Company filed a complaint with the Clark County, Nevada District Court (the "Court") alleging that Camden Consulting, Inc. breached the consulting agreement dated November 18, 2003 in several material respects. The Company is seeking the return of the 505,051 shares issued to Camden Holding, Inc. and reimbursement for reasonable attorneys' and court fees. On June 22, 2004 the Court ordered a preliminary injunction restricting the sale or transfer of said shares.

NOTE 7 - GOING CONCERN

         These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2004, the Company had recognized little revenue to date and had accumulated operating losses of approximately $6,146,120 since inception.

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

NOTE 8 - SUBSEQUENT EVENTS

         On October 25, 2004 the Company filed a registration statement with the Securities and Exchange Commission which stated that both Sutura, Inc and Fusion Capital Fund II, LLC have expressed their intention not to proceed with the contractual undertakings (See Note 5) and are pursuing an alternate arrangement, provided by Fusion, with another company in which Fusion has a substantial economic interest. The Company is ready to honor and implement the terms of the agreements with Fusion Capital Fund and Sutura, Inc.

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

     The merger has not been closed to date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     From July 8, 2004 through September 22, 2004, the company issued 17,716 shares of its restricted common stock to two creditors to satisfy debt totaling $21,791, the company issued 681,818 shares of its common stock to Fusion as consideration of the Common Stock Purchase Agreement totaling $1,050,000, and the company issued 100,000 shares of its restricted common stock to two companies for services valued at fair market value totaling $150,000 ($103,125 for services rendered through September 30, 2004 and $46,875 for future services).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

     Both Fusion and Sutura have expressed their intention not to proceed with the above referenced contractual undertakings and are pursuing an alternate arrangement, provided by Fusion, with another company in which Fusion has a substantial economic interest. The Registrant is ready to honor and implement the terms of the agreements with Fusion Capital Fund and Sutura, Inc. The Registrant has retained counsel to investigate what are perceived to be breaches of contractual undertakings and agreements by both Fusion and Sutura and to institute an action for damages against both Fusion and Sutura if warranted by that investigation.

     The company received notification of termination of the Common Stock Purchase Agreement from Fusion on November 1, 2004.

     On August 4th, 2004, the company entered into a Contract for Services with Vosnuevo Communications, Inc. to provide services as are generally consistent with the duties of public relations and investor relations representatives, which was cancelled on August 9, 2004.

     On September 6th, 2004, the company entered into a Consulting Agreement with ERS Consulting to consult on investor relations, maximizing shareholder value and market liquidity and to promote awareness and exposure of the Company.

     On July 2nd, July 9th, August 5th, August 20th, September 4th, September 13th, and September 30th, 2004, the company entered into promissory notes totaling $61,850.00.

ITEM 6. EXHIBITS

     (a) Exhibits

The following documents are filed as part of this report:

         No.                                 Title
         ---                                 -----
        10.1    Contract for Services with Vosnuevo Communications, Inc.
        10.2    Contract for Consulting Services with ERS Consulting
        10.3    Promissory Note (form)
        31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MILLENIUM HOLDING GROUP, INC.


November 22, 2004                   /s/ Richard L. Ham
                                    --------------------------------------------
                                    Richard L. Ham, Director and President
                                    Chief Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer