Form 10KSB
period 2004-12-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2005-05-16
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004


                          MILLENIUM HOLDING GROUP, INC.
                       (Name of Small Business Registrant)


       Nevada                        0-28431                   88-0109108
(State of Incorporation)           (Commission               (I.R.S. Employer
                                   File Number)           Identification Number)


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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

The registrant's revenues for its most recent fiscal year were $610.00

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.05) as of December 31, 2004 is 19,451,166. The closing price of the shares on May 12, 2005 was $0.25. The market value of the Common Shares held by non-affiliates was $2,016,512.75.

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on December 9, 1999 (file No. 000-28431), is incorporated in Part III 13(a). Form 10KSB filed on May 17, 2004, is incorporated in Part III 13(a). Form 10QSB filed on May 20, 2004, is incorporated in Part III 13(a). Form 10QSB filed on August 23, 2004, is incorporated in Part III 13(a). Form 10QSB filed on November 22, 2004, is incorporated in Part III 13(a).

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I

ITEM 1.   DESCRIPTION OF BUSINESS                                             2
             BUSINESS DEVELOPMENT                                             2
             BUSINESS                                                         2
             PATENTS                                                          3

ITEM 2.   DESCRIPTION OF PROPERTY                                             3
ITEM 3.   LEGAL PROCEEDINGS                                                   4
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 4

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS                                                             4
ITEM 6.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                       5
ITEM 7.   FINANCIAL STATEMENTS                                                7
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL MATTERS                                                   8
ITEM 8A.  CONTROLS AND PROCEDURES                                             8

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   9
ITEM 10.  EXECUTIVE COMPENSATION                                             10
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     11
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     12
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   12
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             13

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

There have been three individuals who have been working with the Company without an agreement since August 5, 2003, November 13, 2001 and January 1, 2002. The Company elected to enter into retroactive Agreements on March 20, 2004 with the three individuals who have taken into performing services for the company in the areas of corporate projects, human resources, and the duties of a Chief Information Officer including the managing of the computer system technology and all other facets of operations deemed necessary by the Company.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office is located at 12 Winding Road Henderson, Nevada 89052. Its telephone number is (702) 492 7721.

The Company leases space where the operation of the Company is housed. The premises and contents are fully insured.

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

On February 14, 2005 the Company filed a complaint with the Clark County, Nevada District Court (the "Court") against Sutura, Inc., Fusion Capital Fund II, LLC and Fusion Capital Partners (the "Defendants") on numerous counts relating to the agreements entered into on July 9 and July 20, 2004. The counts included the following: breach of contract against Sutura, Inc, tortuous interference with contract against Fusion Capital Fund II, LLC and Fusion Capital Partners, LLC and conspiracy to breach implied covenant of good faith and fair dealing against all three entities. The Company is seeking judgment against the Defendants damages in an amount in excess of $10,000 plus interest, reasonable attorney's fees and costs of suit incurred and such other and further relief the Court deems just and proper.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The company has been able to determine the following high and low sales prices for each quarter from 01/01/03 to date and on May 12, 2005 as follows:

     Quarter               High           Low          Close
     -------               ----           ---          -----
     03/31/03              0.30           0.06         0.10
     06/30/03              0.62           0.10         0.45
     09/30/03              2.94           0.45         1.75
     12/31/03              2.60           0.55         2.25

     03/31/04              2.30           0.85         2.25
     06/30/04              2.50           1.20         1.28
     09/30/04              2.05           1.10         1.30
     12/31/04              1.45           0.37         0.45

     03/31/05              0.75           0.35         0.37
     05/12/05              0.25           0.25         0.25

(b) There are approximately 994 holders of the common equity of the Company.

(c) There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company's revenues, earnings and financial condition.

On December 1, 2004, the Company issued 1,508,881 shares of its common stock to the officers of the Company in exchange for accrued wages valued at $573,375.

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

Richard Ham and Ham Consulting Company, the principal shareholders, have pledged to satisfy the Company's cash requirements in the near future. The principal shareholders have no expectations of reimbursement of the funds advanced other than restricted stock payment in lieu of cash. It has no way of determining whether there will be any type of reimbursement in the future. During February of 2002, the Company issued 229,795 shares at $0.35 per share to its chief executive and controlling shareholder to reimburse him for expenses paid on behalf of the Company. The Company also issued 209,375 restricted shares to this shareholder in exchange for 167,500 shares he sold to meet certain financial obligations of the Company.

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

Mr. Ham an officer and stockholder transferred an insurance agency that had a value of $20,379 in exchange for 20,379 shares of stock. The agency was transferred in to service the proprietary insurance products previously transferred into the Company. The transaction was treated as a recapitalization for 1999 and 2000. The Company relinquished all rights and ownership of the insurance agency to Mr. Ham for $2,833 April 2004.

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

GOING CONCERN

As of December 31, 2004, the Company had recognized little revenue to date and had accumulated operating losses of approximately $8,161,417 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On March 9, 2005, the Board of Directors dismissed Chavez & Koch, CPA's of Henderson, Nevada, as its independent auditors for the fiscal year ended December 31, 2004. The principal accountant's report on the financial statements for the past year was qualified as to the uncertainty of the company's ability to continue as a going concern, it was not modified as to audit scope, or accounting principals.

During the registrant's two most recent fiscal years and any subsequent interim period preceding said withdrawal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv) (B) through (E).

The registrant on March 14, 2005 appointed, Franklin Griffith & Associates of Las Vegas, Nevada as its principal accountant. Neither the registrant nor anyone on its staff has consulted, Franklin Griffith & Associates during the two most recent past fiscal years, and any later interim period, regarding any matter for which reporting is required under regulation SB, Item 304(a) (2) (i) or (ii) and the related instructions. The Board of Directors approved the appointment of Franklin Griffith & Associates.

ITEM 8A. CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company has two officers and two directors.

     Name                    Age            Position and Offices Held
     ----                    ---            -------------------------
Richard L. Ham               51           President, Treasurer and
                                          Member of the Board of Directors

Carla Aufdenkamp             42           Vice President, Secretary and
                                          Member of the Board of Directors

There are no agreements that a director will resign at the request of another person and the above named Directors are not acting on behalf of nor will act on behalf of another person.

The following is a brief summary of the Directors and Officers including their business experiences for the past five years.

Richard L. Ham has twenty-eight years experience in the financial planning and insurance industry. For the past twenty of those twenty-eight years, he has been involved in project management and business consulting. Ten of those twenty years have been as the president of the Company formerly known as Amex Systems Corporation. Mr. Ham is also a licensed health and life insurance consultant. He has served as one of the first qualified continuing education instructors for the states of Nebraska and Iowa. Mr. Ham has conducted seminars throughout the Midwest for agents, agencies and other organizations on product knowledge, estate planning, motivation and promotion.

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

Carla Aufdenkamp has over twenty-three years experience in all phases of financial and insurance administration. She is very knowledgeable in office management, computer systems, organization, accounting and auditing. Ms. Aufdenkamp has worked with Ham Consulting for the past ten years as its administrator. Ms. Aufdenkamp is married to Mr. Ham.

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

Committees

The Company does not have any audit, compensation, and executive committees of its board of directors.

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

ITEM 10 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Set forth below is a summary of compensation for our officers for the fiscal year ended December 31, 2004, the six months ended December 31, 2003 and the fiscal years ended 2003 and 2002. There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by us.

                             ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                         -------------------------------    ----------------------------------
                                                                     Awards            Payouts
                                                            ------------------------   -------
                                                            Other                   Securities
                                                           Annual     Restricted    Underlying              All Other
                                                           Compen-      Stock        Options/      LTIP      Compen-
                          Year       Salary($)  Bonus($)  sation($)   Award(s)($)     SARs(#)   Payouts($)  sation($)
                          ----       ---------  --------  ---------   -----------     -------   ----------  ---------
Richard L. Ham, CEO,
President (1)             2004      $322,500      $0         $0           $0          354,750      $0        $59,291
                          2003 (2)  $150,000      $0         $0           $0          165,000      $0        $23,622
                          2003      $262,500      $0         $0           $0          247,500      $0        $48,424
                          2002      $120,000      $0         $0           $0                0      $0        $18,451
Carla Aufdenkamp, Vice
President/Secretary (3)   2004      $111,300      $0         $0           $0          122,430      $0        $11,130
                          2003 (2)  $ 52,500      $0         $0           $0           57,750      $0        $ 5,250
                          2003      $ 96,750      $0         $0           $0           86,625      $0        $ 7,875
                          2002      $ 54,000      $0         $0           $0                0      $0        $     0

----------
1. Appointed Chief Executive Officer and President from January 1994 to June 1999 and October 1999 to current.
2.   Compensation for the six months ended December 31, 2003.
3. Appointed Vice President and Secretary from January 1994 to June 1999 and October 1999 to current.

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

Effective as of July 15, 2004, the salaries for the President and Vice President/Secretary were discontinued and the April 2, 2003 employment agreements were terminated. On November 30, 2004, the Board of Directors of the Company reinstated the April 2, 2003 employment agreements containing the new stock option at a strike price of $0.40 per share as of July 16, 2004 with the President and Vice President/Secretary of the Company.

Salary expense for the years ended December 31, 2004 and 2003 were $433,800 and $359,250 respectively. These salaries are being accrued. On November 30, 2004, the Board of Directors resolved to issue shares of its common stock to the President and to the Vice President/Secretary in exchange for accrued wages valued at $573,375.

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

Name and Address                   Amount of Beneficial           Percentage of
of Beneficial Owner                     Ownership                     Class
-------------------                     ---------                     -----
Ham Consulting Company. (*)             2,296,125                     11.3%
P.O. Box 22157
Lincoln, NE 68542

Richard L. Ham                          9,900,295 (1)                 48.9%
Carla Aufdenkamp
12 Winding Road
Henderson, NV 89052

All Executive Officers and              12,196,420 (1)                60.2%
Directors as a Group (2)

----------
* Mr. Ham and his wife own 80% of Ham Consulting Co. Reginald L. Chamorre who resides in Belgium and is not active in the management of the Company owns the balance.
(1) Includes options to purchase 811,305 shares of common stock at an exercise price of $2.00 and $0.40 expiring within one year from the date employment ceases.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are and have been no transactions with promoters.

There were no material underwriting discounts and commissions upon the sale of securities by the Company where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

There were no transactions involving the purchase or sale of assets other than in the ordinary course of business

There are no parents of this small business Company.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3.1     Articles of Incorporation with Amendments filed with the Form 10 SB on December 9, 1999 and incorporated by reference.
    3.2     By Laws filed with the Form 10SB on December 9, 1999 and
            incorporated by reference
    3.4     Amendment to Articles of Incorporation re Preferred stock
    4       Convertible Note (Form)
    10.1    Employment Agreement dated April 3, 2003 with Mr. Ham
    10.2    Employment Agreement dated April 3, 2003 with Ms. Aufdenkamp
    10.3    Consulting Agreement (Form)
    10.4    Consulting Agreement dated November 18, 2003 with Camden Holdings,
            Inc.
    10.5    Asset and License Purchase Agreement dated March 29, 2004 with U.S.
            Probe, Inc.
    10.6    Agreement and Plan of Merger dated July 9, 2004 with Sutura, Inc.
    10.7    Common Stock Purchase Agreement and Registration Rights Agreement
            dated July 20, 2004 with Fusion Capital Fund II, LLC
    10.8    Contract for Services dated August 4, 2004 with Vosnuevo
            Communication, Inc.
    10.9    Contract for Consulting Services dated September 6, 2004 with ERS
            Consulting
    10.10   Promissory Note (form)
    10.11   Agreement dated December 1, 2004 with KMA Capital Partners, Ltd *
    10.12   Management Consulting Engagement Agreement dated February 7, 2005 with Cochran Edwards and Partners *
    10.13   Market Awareness Engagement Agreement dated February 7, 2005 with
            Cochran Edwards and Partners *
    10.14   Equity Referral Agreement dated February 7, 2005 with Cochran
            Edwards and Partners *
    10.15   Financial Public Relations Agreement February 7, 2005 with Cochran
            Edwards and Partners *
    31.1    Certification of Chief Executive Officer Pursuant to the Securities
            Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
    31.2    Certification of Chief Financial Officer Pursuant to the Securities
            Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
    32      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

----------
*    Filed with this Report

(b) Reports on Form 8-K

The Company filed five (5) reports on Form 8-K during this reporting period to date.

An 8-K filed on June 7, 2004 announcing the cancellation of the Advisory and Consulting Agreement with Camden Holdings, Inc., the cancellation of the Asset and License Purchase Agreement and the cancellation of the Consulting Agreement with Intelligent Optical Systems, Inc.

An 8-K filed July 12, 2004 announcing the Agreement and Plan of Merger with Sutura, Inc.

An 8-K filed on July 21, 2004 announcing the Common Stock Purchase Agreement and Registration Rights Agreement with Fusion Capital Fund.

An 8-K/A filed on October 25, 2004 announcing Fusion Capital Fund and Sutura, Inc. expressed intention not to proceed with the Common Stock Purchase Agreement and Registration Rights Agreement (Fusion Capital Fund) and Agreement and Plan of Merger (Sutura, Inc.) contractual undertakings and are pursuing an alternate arrangement, provided by Fusion, with another company in which Fusion has a substantial economic interest.

An 8-K filed on March 18, 2005 announcing the dismissal of Chavez & Koch, CPA's as its independent auditors for the fiscal year ended December 331, 2004 and the appointment of Franklin Griffith & Associates as Chavez & Koch, CPA's replacement.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2004, the Company's principal accountant billed $9,000, for the audit of the Company's annual financial statements. For the year ended December 31, 2003, the Company's prior accountant billed the company approximately $34,000 for the annual audit of the financial statements and for the reviews of the financial statements included in the Company's Form 10-QSB filings for 2004 and 2003.

Audit-Related Fees

For the fiscal years ended December 31, 2004 and 2003, the Company's principal accountant billed $0 and $0, respectively, and the Company's prior accountant billed $5,820 and $0, respectively for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

Tax Fees

For the fiscal years ended December 31, 2004 and 2003, the Company's principal accountant billed $0 and $0, respectively, and the Company's prior accountant billed $2,638 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

For the fiscal years ended December 31, 2004 and 2003, the Company's principal accountant billed $0 and $0, respectively, and the Company's prior accountant billed $688 and $75, respectively, for products and services other than those described above.

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millenium Holding Group, Inc.

May 16, 2005

                                        /s/ Richard L. Ham
                                        ----------------------------------------
                                        Richard L. Ham, Director and President,
                                        Chief Executive Officer, Chief Financial
                                        Officer (Principal Financial Officer and
                                        Principal Accounting Officer)


                                        /s/ Carla Aufdenkamp
                                        ----------------------------------------
                                        Carla Aufdenkamp
                                        Vice President/ Secretary/ Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F-2

FINANCIAL STATEMENTS:

            Balance Sheets                                                 F-4

            Statements of Operations and Accumulated Deficit               F-5

            Statement of Changes in Stockholders' Deficit                  F-6

            Statements of Cash Flows                                       F-10

NOTES TO FINANCIAL STATEMENTS:                                             F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Millenium Holding Group, Inc.:

We have audited the accompanying balance sheets of Millenium Holding Group, Inc. (a Development Stage Company) (a Nevada corporation) as of December 31, 2004 and the statements of operations and accumulated deficit and cash flows for the year ended December 31, 2004 and the statement of changes in stockholders' deficit as of December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millenium Holding Group, Inc. as of December 31, 2004 and the results of its operations, accumulated deficit, its cash flows and changes in stockholders' deficit for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 11 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Franklin Griffith & Associates

May 13, 2005
Las Vegas, Nevada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Millenium Holding Group, Inc.:

We have audited the accompanying balance sheet of Millenium Holding Group, Inc. (a Development Stage Company) (a Nevada corporation) as of December 31, 2003 and the statements of operations and accumulated deficit and cash flows for the year then ended and from December 31, 1998 (date of inception) to December 31, 2003 and the statement of changes in stockholders' equity from December 31, 1998 (date of inception) to December 31, 2003. These financial statements are the responsibility of Millenium Holding Group, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millenium Holding Group, Inc. as of December 31, 2003 and the result of its operations, accumulated deficit, other comprehensive income, its cash flows and changes in stockholders' equity for the years ended December 31, 2003 and from December 31, 1998 (Date of inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in the notes to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Chavez & Koch, CPA's

May 13, 2004
Henderson, Nevada

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                          12/31/2004            12/31/2003
                                                                          ----------            ----------
                                     ASSETS

ASSETS:
Current assets:
  Cash                                                                   $     7,884           $        26
  Prepaid expense                                                              9,913                    --
                                                                         -----------           -----------
      Total current assets                                                    17,797                    26

Fixed assets:
  Construction in progress - architectural study costs                            --                27,606
                                                                         -----------           -----------
      Total fixed assets                                                          --                27,606

Other assets:
  Intangible assets, net of accumulated amortization                          34,488                11,250
  Prepaid expense - long term portion                                          5,664                    --
  Refundable deposit                                                          13,590                23,590
                                                                         -----------           -----------
      Total other assets                                                      53,742                34,840
                                                                         -----------           -----------

TOTAL ASSETS                                                             $    71,539           $    62,472
                                                                         ===========           ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Current liabilities
  Accounts payable                                                       $   321,784           $   645,099
  Accrued wages - related party                                              619,425               759,000
  Accrued payroll taxes                                                       91,853                58,667
  Accrued interest                                                           119,570               297,267
  Notes payable                                                              175,365               275,000
  Notes payable - related party                                               32,495                    --
                                                                         -----------           -----------
      Total current liabilities                                            1,360,492             2,035,033
                                                                         -----------           -----------

TOTAL LIABILITIES                                                          1,360,492             2,035,033
                                                                         -----------           -----------
STOCKHOLDERS' DEFICIT
  Preferred non-voting stock, $.001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at
   December 31, 2004 and December 31, 2003                                        --                    --
  Common stock, $.05 par value, 50,000,000 shares
   authorized,19,451,166 and 14,589,751 shares issued and
   outstanding at December 31, 2004 and December 31, 2003                    972,559               729,489
  Additional paid-in capital                                               5,899,906             3,052,310
  Stock subscriptions                                                             (0)             (441,096)
  Accumulated deficit during development stage                            (8,161,417)           (5,313,264)
                                                                         -----------           -----------
      Total stockholders' deficit                                         (1,288,952)           (1,972,561)
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $    71,539           $    62,472
                                                                         ===========           ===========

    The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                               Twelve months ended
                                                           ----------------------------      Inception to
                                                           12/31/2004        12/31/2003       12/31/2004
                                                           ----------        ----------       ----------
REVENUE:                                                  $        610      $      3,501     $     20,930

EXPENSES:
  General and administrative expenses                         (720,110)         (627,360)      (2,204,984)
  Expenses associated with canceled contracts               (1,366,438)               --       (1,366,438)
  Amortization expense                                          (4,368)               --           (4,368)
  General and administrative expenses - related party         (460,841)         (385,174)      (1,264,217)
                                                          ------------      ------------     ------------
      Total expenses                                        (2,551,757)       (1,012,534)      (4,840,007)
                                                          ------------      ------------     ------------

Income (loss) from operations                               (2,551,147)       (1,009,033)      (4,819,077)
                                                          ------------      ------------     ------------

OTHER INCOME (EXPENSE):
  Other income                                                      --               171              360
  Other expense                                                     --                --           (1,222)
  Interest expense                                            (297,006)         (511,679)        (844,854)
                                                          ------------      ------------     ------------
      Total other income (expense)                            (297,006)         (511,508)
                                                                                                 (845,716)
                                                          ------------      ------------     ------------

Net income (loss)                                           (2,848,153)       (1,520,541)      (5,664,793)

ACCUMULATED DEFICIT, beginning of period                    (5,313,264)       (3,792,723)      (2,496,624)
                                                          ------------      ------------     ------------

ACCUMULATED DEFICIT, end of period                        $ (8,161,417)     $ (5,313,264)    $ (8,161,417)
                                                          ============      ============     ============

Weighted average number of
 common shares outstanding                                  16,442,770        14,002,496       11,476,022
                                                          ============      ============     ============

Net income (loss) per share                               $      (0.17)     $      (0.11)    $      (0.49)
                                                          ============      ============     ============

    The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these statements of operations and accumulated deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       FROM INCEPTION TO DECEMBER 31, 2004

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

    The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with this statement of changes in stockholders' deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       FROM INCEPTION TO DECEMBER 31, 2004

                                                                                                 Deficit from        Total
                                          Common Stock             Add'l Paid        Stock       Development     Stockholders'
                                      Shares          Value        In Capital    Subscriptions      Stage           Equity
                                      ------          -----        ----------    -------------      -----           ------
Stock issued for payment of
commissions
February 19, 2002                      4,500            225            1,125         --             --               1,350

Stock issued for future professional
services February 19, 2002            18,333            917            4,583         --             --               5,500

Stock issued for payment of
accounts payable
February 19, 2002                    229,795         11,490           68,938         --             --              80,428

Stock issued for payment of
expenses by shareholder
February 19, 2002                    209,375         10,469           52,344         --             --              62,813

Stock issued for
convertible notes
February 19, 2002                     22,500          1,125            5,625         --             --               6,750

Stock issued for
professional services
November 11, 2002                     17,000             850           1,700         --             --               2,550

Stock issued on default
of convertible note
November 11, 2002                     31,250           1,563           1,120         --             --               2,683

Stock issued on default
of convertible note
November 11, 2002                    250,000          12,500           8,964         --             --              21,464

Stock issued for
convertible notes
November 11, 2002                    160,000           8,000          16,000         --             --              24,000

Stock issued on default
of convertible note
November 11, 2002                    125,000           6,250           4,482         --             --              10,732

Acquisition of assets for stock
November 11, 2002                     75,000           3,750           7,500         --             --              11,250

Stock issued for
professional services
November 11, 2002                    150,000           7,500          15,000         --             --              22,500

    The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with this statement of changes in stockholders' deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       FROM INCEPTION TO DECEMBER 31, 2004

                                                                                                 Deficit from        Total
                                          Common Stock             Add'l Paid        Stock       Development     Stockholders'
                                      Shares          Value        In Capital    Subscriptions      Stage           Equity
                                      ------          -----        ----------    -------------      -----           ------
Stock issued for
professional services
November 11, 2002                     63,043           3,152            6,304             --           9,456

Stock issued for
professional services
November 11, 2002                    130,000           6,500           13,000             --          19,500

Net income (loss)
December 31, 2002                         --              --               --             --        (604,176)       (604,176)
                                 -----------     -----------      -----------    -----------     -----------     -----------

Total December 31, 2002           13,974,700         698,736        2,355,312             --      (3,792,723)       (738,675)

Stock issued for
notes payable
December 3, 2003                      75,000           3,750          157,500             --              --         161,250

Stock issued for
notes payable
December 3, 2003                      25,000           1,250           46,250             --              --          47,500

Stock issued for
professional services
December 3, 2003                       5,000             250            9,250             --              --           9,500

Stock issued for
notes payable
December 4, 2003                       5,000             250            9,250             --              --           9,500

Stock issued for
professional services
December 17, 2003                    505,051          25,253          474,748       (441,096)             --          58,904

Net income (loss)
December 31, 2003                         --              --               --             --      (1,520,541)     (1,520,541)
                                 -----------     -----------      -----------    -----------     -----------     -----------

Total December 31, 2003           14,589,751     $   729,489      $ 3,052,310    $  (441,096)    $(5,313,264)    $(1,972,561)
                                 ===========     ===========      ===========    ===========     ===========     ===========

Stock subscriptions expensed
March 31, 2004                            --              --               --        124,657              --         124,657

Stock issued for
professional services
June 9, 2004                          25,000           1,250           32,000             --              --          33,250

    The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with this statement of changes in stockholders' deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       FROM INCEPTION TO DECEMBER 31, 2004

                                                                                                 Deficit from        Total
                                          Common Stock             Add'l Paid        Stock       Development     Stockholders'
                                      Shares          Value        In Capital    Subscriptions      Stage           Equity
                                      ------          -----        ----------    -------------      -----           ------
Stock issued for
notes payable
June 17, 2004                       1,895,000         94,750          539,330             --             --         634,080

Stock issued for
notes payable
June 17, 2004                          50,000          2,500           62,500             --             --          65,000

Stock issued for
professional services
June 17, 2004                         416,500         20,825          354,025             --             --         374,850

Stock issued for
professional services
June 17, 2004                         166,500          8,325           24,183             --             --          32,508

Stock issued for payment of
accounts payable
July 8, 2004                           17,716            885           20,905             --             --          21,790

Stock issued for future
professional services
July 20, 2004                         681,818         34,091        1,015,909     (1,050,000)            --              --

Stock issued for
professional services
September 22, 2004                     25,000          1,250           36,250             --             --          37,500

Stock issued for
professional services
September 22, 2004                     75,000          3,750          108,750        (65,625)        46,875

Record correct cost of stock
issuance/beneficial conversion
feature                               155,813

Stock issued for
accrued wages
December 1, 2004                    1,508,881         75,444          497,931             --             --         573,375

Stock subscriptions expensed
December 31, 2004                          --             --               --      1,432,064             --       1,432,064

Net income (loss)
December 31, 2004                          --             --               --             --     (2,848,153)     (2,848,153)
                                  -----------    -----------      -----------    -----------    -----------     -----------

Total December 31, 2004            19,451,166    $   972,559      $ 5,899,906    $        --    $(8,161,417)    $(1,444,765)
                                  ===========    ===========      ===========    ===========    ===========     ===========

    The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with this statement of changes in stockholders' deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                               Twelve months ended          Inception to
                                                           12/31/2004       12/31/2003       12/31/2004
                                                           ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(2,848,153)     $(1,520,541)     $(5,664,793)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
     Stock issued for services and debt settlement          2,951,091           58,905        3,408,241
     Write off of subscribed stock                            441,096               --          441,096
     Depreciation and amortization                              4,368               --            4,368
  (Increase) decrease in:
     Prepaid expenses                                         (15,577)         (19,280)         (15,577)
     Refundable deposits                                       10,000           (4,310)         (13,590)
  Increase (decrease) in:
     Accounts payable - shareholder                                --               --           80,428
     Accounts payable                                        (323,316)         387,537          331,284
     Accrued interest                                        (177,697)         512,475          337,821
     Accrued expenses                                          33,186          386,732          850,853
                                                          -----------      -----------      -----------
Net cash used in operating activities                          74,998         (194,172)        (239,870)
                                                          -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  CIP - architectural costs                                        --               --          (27,606)
                                                          -----------      -----------      -----------
Net cash used by investing activities                              --               --          (27,606)
                                                          -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from shareholder                                             --            4,162               --
  Due to shareholder                                               --               --               --
  Net proceeds from debt                                      (67,140)         190,000          275,360
                                                          -----------      -----------      -----------
Net cash provided by financing activities                     (67,140)         194,162          275,360
                                                          -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                                 7,858              (10)           7,884

CASH, beginning of period                                          26               36               --
                                                          -----------      -----------      -----------
CASH, end of period                                       $     7,884      $        26      $     7,884
                                                          ===========      ===========      ===========
SUPPLEMENTARY INFORMATION:
  Cash paid for interest                                  $     1,047      $        --      $     1,047
                                                          ===========      ===========      ===========
  Cash paid for taxes                                     $        --      $        --      $        --
                                                          ===========      ===========      ===========

  The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these statements of cash flows.

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

Summary of Non-Cash Transactions

There were non-cash transactions, which are discussed in detail in Note 9.

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

Earnings Per Share Calculations

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 16,442,770 and 14,002,496 for the periods ended December 31, 2004 and 2003, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2004 and 2003, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

Income Taxes

Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of fixed assets for financial and income tax reporting. The Company has no deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no material temporary timing differences that give rise to these tax assets and liabilities. Currently there are no federal income taxes due.

The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses. As of December 31, 2004, the Internal Revenue Service has not imposed any interest or penalties for failure to file

Due to previous losses, management does not anticipate that interest or penalties will be imposed.

Advertising

Advertising costs are to be expensed when incurred. Advertising expenses for the years ended December 31, 2004 and 2003 were $6,761 and $1,387 respectively.

Revenue Recognition

The company is in the process of developing and implementing accrual based revenue recognition policies.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended December 31, 2004:

                                                                        2004
                                                                    -----------
Net loss, as reported                                               $(2,848,153)
Other comprehensive income                                                   --
Add: Stock-based employee compensation expense
 included in reported loss, net of related tax effects                       --
Deduct: Total stock-based employee compensation
 expense determined under fair value based methods
 for all awards, net of related tax effects                            (365,070)
                                                                    -----------

Pro forma net loss                                                  $(3,213,223)
                                                                    ===========
Net loss per common share:

Basic and fully diluted loss per share, as reported                 $     (0.20)
                                                                    ===========
Basic and fully diluted loss per share, pro forma                   $     (0.20)
                                                                    ===========

Reclassifications

Management has made certain reclassifications to the financial statements as of December 31, 2003 to conform to the presentation of the financial statements as of December 31, 2004.

NOTE 3 - PREPAID EXPENSES

The company entered into an operating lease agreement on August 10, 2004. This agreement stated terms of approximately $809.10 per month. The company prepaid the entire balance of the lease during the year. Accordingly, the portion that would be due within the next twelve months is recognized as a prepaid expense, whereas the amount providing benefit to the company in greater than twelve months is reflected on the financial statements as a long term prepaid expense. .. As of December 31, 2004, the amount of prepaid expenses that are short term are $9,913 and the long-term portion of this prepaid expense is $5,664.

NOTE 4 - REFUNDABLE DEPOSITS

The company currently has $13,590 in refundable deposits with the following people/organizations:

         $10,000       Clerk of Court Bond pertaining to the Camden Holdings/
                       Mark Anderson lawsuit
           3,000       Rental deposit
             265       Nevada Power Company
             245       Southwest Gas Company
              80       City of Henderson
          13,590       Total

NOTE 5 - INTANGIBLE ASSETS

The company currently owns the following intangible assets. Management has made a determination as of December 31, 2004 that the assets are not impaired, however, they have assessed an estimated useful life for the assets and are apply an amortization expense against the assets as discussed below:

Architectural Study Costs             $27,606      10 year estimated remaining
                                                   useful life
  Annual amortization cost              2,761

Anythingfinancial.com domain name     $11,250      7 year estimated remaining
                                                   useful life
  Annual amortization cost              1,607

The total amortization expense for the year ended December 31, 2004 is $4,368.

NOTE 6 - NOTES PAYABLE

On September 9, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agreed to issue the holder 10,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of twelve and a half (12.5) shares per one dollar ($1.00) principal amount of the note.

On November 14, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agreed to issue the holder 5,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of twelve and a half (12.5) shares per one dollar ($1.00) principal amount of the note.

On November 19, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On November 29, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $25,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 100,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 7, 2004, the Company entered into an agreement with two individuals to purchase a convertible note for $6,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holders 24,000 restricted shares of the Company's stock. The note may be converted by the holders upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 17, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 17, 2004, the Company entered into an agreement with two individuals to purchase a convertible note for $2,500. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holders 10,000 restricted shares of the Company's stock. The note may be converted by the holders upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 31, 2004, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within thirty days from the date thereof. Additionally, the Company agreed to issue the holders 5,000 restricted shares of the Company's stock. The note may be converted by the holders upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 31, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $2,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within thirty days from the date thereof. Additionally, the Company agreed to issue the holder 2,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 31, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $3,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 12,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 31, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within thirty days from the date thereof. Additionally, the Company agreed to issue the holder 5,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

Shares issued upon conversion plus the shares set forth in the above paragraphs shall be subject to the restrictions pursuant to Rule 144 of the Securities Act of 1933 and will have "piggyback" rights of registration. All accumulated but unpaid interest shall be extinguished upon conversion. Should all the holders of the above convertible notes elect conversion upon the maturity date, 323,500 shares (including the additional shares set forth in the agreements) would be due and payable by the Company.

In the event the Company fails to pay the principal and interest due within ten
(10) days following the maturity date, the holder of a convertible note has the option to declare the unpaid principal amount and accrued interest immediately due and payable. In the event the Company fails to cure the default within twenty (20) days, the Company will issue common shares at the default rate per the terms of the agreement in full payment. All accumulated but unpaid interest shall be extinguished. Should all the holders of the above convertible notes elect conversion under default, 580,750 shares (including the additional shares set forth in the agreements) would be due and payable by the Company.

On March 29, 2004, the Company entered into a verbal agreement with an individual to purchase a note for $3,500. The note is non-interest bearing and is payable on demand.

In April 2004, the Company agreed to sell 200,000 shares of restricted stock to a Nevada Corporation for $0.50 per share. On April 12, 2004, $30,000 was paid to the Company and on May 10, 2004, $15,000 was paid on behalf of the Company. The remaining balance of $55,000 is no longer payable to the Company and no shares payable per this agreement have been or will be issued. At December 31, 2004 the $45,000 paid to or on behalf of the Company is included in notes payable.

On June 16, 2004, the Company entered into an agreement with a Director of Sutura, Inc., to purchase a note for the principal sum of $25,000. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

On June 25, 2004, the Company entered into an agreement with Sutura, Inc. to purchase a note for the principal sum of $10,000. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

On July 2, 2004, the Company entered into an agreement with a Director of Sutura, Inc. to purchase a note for the principal sum of $20,000. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

On November 29, 2004, the Company entered into a non-interest bearing verbal agreement to repay an individual for $865 of expenses paid on behalf of the Company without specific repayment terms. On January 28, 2005, the Company agreed to purchase a convertible note for $20,865, which included the $865 detailed above.

As of December 31, 2004 total notes payable equaled $175,365.

The company is relying on both APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 00-19, "Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company's Own Stock" for treatment of the convertible debt. They require the company to expense the "Beneficial Conversion Feature" in the current year. This means the difference between the fair value of the common stock and the conversion price will be amortized over the term of the note. The company recorded an expense of $155,813 related to prior convertible notes issued during the year to reflect the beneficial conversion (or non-cash interest expense) give.

NOTE 7 - NOTES PAYABLE - RELATED PARTY

On July 9, 2004, the Company entered into an agreement with Ham Consulting Company, a principal shareholder of the Company, to purchase a note for the principal sum of $5,000. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

On August 5, 2004, the Company entered into an agreement with the officers of the Company to purchase a note for the principal sum of $16,500. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount. During the fourth quarter, the Company made principal payments of $10,305, leaving a remaining balance of $6,195 at December 31, 2004.

On August 20, 2004, the Company entered into an agreement with the officers of the Company to purchase a note for the principal sum of $2,700. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

On September 4, 2004, the Company entered into an agreement with the officers of the Company to purchase a note for the principal sum of $3,500. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

On September 13, 2004, the Company entered into an agreement with the officers of the Company to purchase a note for the principal sum of $5,000. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

On September 30, 2004, the Company entered into an agreement with the officers of the Company to purchase a note for the principal sum of $9,150. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

On October 22, 2004, the Company entered into an agreement with the officers of the Company to purchase a note for the principal sum of $950. The principal sum plus interest on the unpaid principal at the rate of 8% per annum shall be due and payable on the ninetieth day from the date in which the Company receives the principal amount.

As of December 31, 2004 total related party notes payable equaled $32,495.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Per the employment agreements detailed above, the Employee shall be entitled to purchase a share of the common stock (restricted pursuant to Rule 144) of the Company for each dollar of compensation received during that year. The option will be at a strike price of two dollars ($2.00) per share. The underlying shares shall have "piggyback" rights of registration. These stock options will terminate one (1) year from the date the Employee is no longer employed by the Company. During 2004, the Board reinstated the April 2, 2003 employment agreements containing the new stock option at a strike price of $0.40 per share from July 16, 2004 forward.

Per the employment agreements detailed above, a vehicle shall be provided to the Employee at the Company's expense at the earliest feasible time. During the year ended December 31, 2004, the Company entered into a vehicle operating lease, which calls for monthly payments of $809 for a term of twenty four months. At December 31, 2004, $9,913 of prepaid lease payments was included in current assets and $5,664 was included in other assets.

As of December 31, 2004, the officers of the Company are due $32,495 from the Company. During the year ended December 31, 2004, the Company incurred interest expense of $1,002 in connection with notes payable to the officers of the company.

At a special meeting held on April 15, 2004, the Company's Board of Directors resolved that all rights and ownership of the insurance agency shall be relinquished to the President of the Company or his assigns for $2,833. The insurance agency transfer shall be effective April 1, 2004.

It was further resolved at the above meeting of Board of Directors that the Company shall relinquish all rights and ownership of the Kirchman Banking Software and Licenses under the Dimension License Agreement to the President of the Company or his assigns for $2,500.00. At a special meeting held on November 30, 2004, the Company's Board of Directors resolved that the Company shall be granted all rights and ownership of the Kirchman Banking Software and Licenses under the Dimension License Agreement to the President of the Company or his assigns for $2,500.00. This transfer/assignment shall be completed upon approval from Kirchman Corporation.

Salary expense for the years ended December 31, 2004 and 2003 was $433,800 and $359,250, respectively. At a special meeting held on November 30, 2004 the Company's Board of Directors resolved to issue shares of its common stock to the officers of the Company in exchange for accrued wages valued at $573,375 (see
Note 9). As of December 31, 2004 accrued wages of $619,425 are due to the officers of the Company.

For the years ended December 31, 2004 and 2003, consulting fees paid to the officers of the Company were $27,041 and $25,924, respectively

In June, 2004, the Company paid $10,000 to Fusion Capital Fund II, LLC as reimbursement for expenses related to the July 20, 2004 agreement.

The headquarters of the company are located at 12 Winding Road, Henderson, NV 89052.

The company pays for meals and entertainment expenses where management feels pertain to business, whether they were with potential employee / consultant / business associates and where business matters were discussed. During the twelve months ended 2004, approximately $8,392 was spent on meals for business.

NOTE 9 - STOCKHOLDERS' DEFICIT

As of December 31, 2003 there were 14,589,751 shares of stock outstanding.

On June 9, 2004, the Company issued 25,000 shares of its common stock to Fusion Capital Fund II, LLC as reimbursement for expenses related to the agreement dated July 20, 2004. The value of these shares was based on the fair market value as of the date of the transaction, which was $33,250.

On June 17, 2004, the Company issued 1,895,000 shares of its common stock to the holders of convertible notes in full payment per the terms set forth in the agreements.

On June 17, 2004, the Company issued 50,000 shares of its common stock to the holder of a note dated August 27, 2003 in exchange for the extending of the note. The value of these shares was based on the fair market value as of the date of the transaction, which was $65,000.

On June 17, 2004, the Company issued 416,500 shares of its common stock in exchange for professional services per the terms of the agreements dated March 20, 2004. The value of these shares was based on the strike price as of the close of business on March 19, 2004, which was $0.90, or a total contract value of $374,850.

On June 17, 2004, the Company issued 166,500 shares of its common stock in exchange for professional services. The value of the services was based on the fair market value as of the date of the transaction, which was $32,508.

On July 8, 2004, the Company issued 17,716 shares of its common stock as full payment on accounts payable of $21,791. The number of shares issued was based upon the bid price per share on the date of the transaction, which was $1.23.

On July 20, 2004, the Company issued 681,818 shares of its common stock to Fusion Capital Fund II, LLC in exchange for future professional services valued at $1,050,000 per the terms of the agreement dated July 20, 2004. The number of shares issued was based on the ten-day average of the closing price per share prior to June 7, 2004, which was $1.54. The total value of $1,050,000 was previously included in stock subscriptions at September 30, 2004, but has since been expensed due to the termination of the agreement.

On September 22, 2004, the Company issued 25,000 shares of its common stock in exchange for professional services per the terms of the consulting agreement dated August 4, 2004. The value of these services was deemed to be the fair market value as of the close of business, which was $1.50 per share or $37,500 total.

On September 22, 2004, the Company issued 75,000 shares of its common stock in exchange for professional services per the terms of the consulting agreement dated September 6, 2004. The value of these services was deemed to be the fair market value as of the close of business, which was $1.50 per share or $112,500 total.

On December 1, 2004, the Company issued 1,508,881 shares of its common stock to the officers of the Company in exchange for accrued wages valued at $573,375. The number of shares issued was based upon the bid price per share as of November 30, 2004, the date of resolution, which was $0.38.

As of December 31, 2004, there were 19,451,166 shares of stock outstanding.

All stock subscriptions which were issued during the year have been expensed as of December 31, 2004 due to canceled contracts or management feeling the potential services / monies were not to be received.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For each of the years ended December 31, 2004 and 2003, the Company has incurred expenses of $42,000.

In April 2001, the Company entered into an agreement with an individual to identify investors, underwriters, joint venturers, lenders and/or guarantors interested in providing financing for the Company. The Company cancelled this agreement in June, 2004.

The Company entered into a consulting agreement dated March 20, 2004 with an individual (the "Consultant") to consult with the Company concerning matters relating to Corporate Projects and all other facets of operations deemed necessary by the Company. The Consultant was paid forty thousand (40,000) shares of restricted stock of the Company with piggyback registration rights in full payment of all work the Consultant had done prior to this agreement, if any, up to the end of the term of this agreement. The value of these shares was deemed to be the price as of the close of business on March 19, 2004, which was $0.90 or a total contract value of $36,000.

The Company entered into a consulting agreement dated March 20, 2004 with an individual (the "Consultant") to consult with the Company concerning matters relating to human resources and other facets of operations deemed necessary by the Company. The Consultant was paid fifty thousand (50,000) shares of restricted stock of the Company with piggyback registration rights in full payment of all work the Consultant had done prior to this agreement, if any, up to the end of the term of this agreement. The value of these shares was the price as of the close of business on March 19, 2004, which was $0.90 or a total contract value of $45,000.

The Company entered into a consulting agreement dated March 20, 2004 with an individual (the "Consultant") to consult with the Company concerning matters relating to the duties of a Chief Information Officer, including managing of the computer system technology and all other facets of operations deemed necessary by the Company. The Consultant was paid three hundred twenty-six thousand five hundred 326,500 shares of restricted stock of the Company with piggyback registration rights in full payment of all work the Consultant had done prior to this agreement, if any, up to the end of the term of this agreement. The value of these shares was deemed to be the price as of the close of business on March 19, 2004, which was $0.90 or a total contract value of $293,850.

In March 2004, the Company ("Purchaser") entered into an asset and license purchase agreement with U.S. Probe, Inc., a Nevada Corporation ("Seller") to acquire an exclusive fifteen-year license to develop vascular applications and products for medical uses and applications from the source product of Seller. The purchase price equal to $3,600,000 was to be paid in common stock of the Purchaser that is valued at $2.00 per share. The principal of U.S. Probe is also the principal of Camden Holdings, Inc. On June 4, 2004 the Company cancelled this agreement. As a result, the product development license and the related stock payable were removed from the Company's books as of June 30, 2004.

On July 9, 2004, the Company entered into an agreement and plan of merger with Sutura, Inc., a private Delaware corporation based in California. Sutura, Inc. is a medical device company that has developed a line of vessel closure devices to suture the puncture created in the femoral artery during catheter-based procedures, primarily in the fields of cardiology and radiology.

On July 20, 2004, the Company entered into a common stock purchase agreement and registration rights agreement with Fusion Capital Fund II, LLC an Illinois limited liability company in connection with the proposed Sutura, Inc. merger. Under the terms of the financing agreement, Fusion Capital had agreed to purchase from the surviving company, after the merger had been consummated, up to $15.0 million of the surviving company's common stock over a 30-month period. Specifically, after the Securities & Exchange Commission had declared effective a registration statement, each month the surviving company had the right to sell Fusion Capital $500,000 of its common stock at a purchase price based upon the market price of the common stock on the date of each sale, without any fixed discount to the market price.

On October 25, 2004, the Company filed a registration statement with the Securities and Exchange Commission which stated that both Sutura, Inc and Fusion Capital Fund II, LLC had expressed their intention not to proceed with the contractual undertakings and are pursuing an alternate arrangement, provided by Fusion, with another company in which Fusion has a substantial economic interest.

On August 4, 2004, the Company entered into an agreement with Vosnuevo Communications (the "Contractor") to provide services as are generally consistent with the duties of public relations and investor relations representatives. As compensation for all services rendered under this agreement, 100,000 restricted shares of the Company was issued to Contractor. On August 9, 2004 the Company cancelled said agreement, and issued 25,000 shares of its common stock on September 22, 2004 in full payment of services rendered (See
Note 9).

On September 6, 2004, the Company entered into an agreement with ERS Consulting (the "Consultant") to perform the following services: consult with the officers concerning matters relating to investor relations, maximizing shareholder value and market liquidity and others to promote awareness and exposure of the Company. As compensation for all services rendered under this agreement, the Company issued 75,000 restricted shares of its common stock to Consultant. The agreement began on September 6, 2004 and expired sixty days later on November 6, 2004.

On December 1, 2004, the Company entered into an agreement with KMA Capital Partners, Ltd. (the "Advisor") to consult with and advise the Company regarding its business, business plan and contemplated business operations. In particular the Advisor will provide the following specific advisory services: strategic planning, financing, mergers and acquisitions and financial media and publications. Compensation for the financial and media publication services shall be $25,000 per month, to be prepaid in $10,000 cash and $15,000 in restricted common stock of the Company based on a running ten day average of the closing price. Compensation for the strategic planning, financing and mergers and acquisitions services shall be based on success fees of a 3% finder's fee on any capital raised, 3% on any acquisitions negotiated and closed by the Advisor and a one-time fee of 4.9% of equity. The term of this agreement shall be from December 1, 2004 to December 1, 2005.

NOTE 11 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2004, the Company had recognized little revenue to date and had accumulated operating losses of approximately $8,161,417 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 12 - LITIGATION

On November 18, 2003 the Company entered into a consulting agreement with Camden Holdings, Inc., a Nevada corporation (the "Consultant") to provide services set forth for the purpose of mergers, acquisitions and locating companies which can be purchased by the Company. Per the terms of the agreement, the Consultant was to bring to the Company acquisitions, which have no negative cash flow, valuation of at least two million dollars, no outstanding debt and no material litigation. The term of the agreement was for one year and compensation for all services rendered shall be $500,000. On December 17, 2003 the Company issued 505,051 shares of its common stock to the Consultant as full compensation. The number of shares issued was based upon the bid price of the stock as of the effective date of the agreement, which was $0.99. On June 4, 2004 the Company cancelled the agreement and demanded the return of the 505,051 shares issued as compensation.

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

NOTE 13 - RECENT PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronoucement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

NOTE 14 - SUBSEQUENT EVENTS

On January 21, 2005, the Company terminated the December 1, 2004 agreement with KMA Capital Partners in regards to the financial media and publications services. The sections of the agreement relating to the strategic planning, financing, and merger and acquisition services, by which compensation is based on success fees, are to remain in effect.

On February 14, 2005, the Company filed a complaint with the Clark County, Nevada District Court (the "Court") against Sutura, Inc., Fusion Capital Fund II, LLC and Fusion Capital Partners (the "Defendants") on numerous counts relating to the agreements entered into on July 9 and July 20, 2004 (See Note
10). The counts included the following: breach of contract against Sutura, Inc, tortuous interference with contract against Fusion Capital Fund II, LLC and Fusion Capital Partners, LLC and conspiracy to breach implied covenant of good faith and fair dealing against all three entities. The Company is seeking judgment against the Defendants damages in an amount in excess of $10,000 plus interest, reasonable attorney's fees and costs of suit incurred and such other and further relief the Court deems just and proper.