Form 10QSB
period 2005-03-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2005-05-24
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                          Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended March 31, 2005              Commission File Number 0-28431


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


                                 (702) 492-7721
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of May 23, 2005 was 19,862,769.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                         MILLENIUM HOLDING GROUP, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)                                 1

          Balance Sheets as of March 31, 2005                                 2

          Statements of Operations for the three months ended
          March 31, 2005 and 2004                                             3

          Statement of Cash Flows for the three months ended
          March 31, 2005 and 2004                                             4

          Notes to Financial Statements                                       5

     Item 2. Management's Discussion and Analysis of Financial Conditions
             and Results of Operations                                        9

     Item 3. Controls and Procedures                                         11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               12

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     12

     Item 3. Defaults Upon Senior Securities                                 12

     Item 4. Submission of Matters to a Vote of Security Holders             12

     Item 5. Other Information                                               12

     Item 6. Exhibits                                                        14

SIGNATURE                                                                    15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement of Information Furnished

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2005. These results have been determined on the basis of generally accepted accounting principles.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                        (Unaudited)       (Audited)
                                                                        ----------------------------
                                                                        03/31/2005        12/31/2004
                                                                        ----------        ----------
                                     ASSETS

ASSETS:
Current assets:
  Cash                                                                 $     2,046       $     7,884
  Prepaid expense                                                            9,709             9,913
                                                                       -----------       -----------
      Total current assets                                                  11,755            17,797

Other assets:
  Intangible assets, net of accumulated amortization                        33,396            34,488
  Prepaid expense - long term portion                                        3,236             5,664
  Refundable deposit                                                        13,590            13,590
                                                                       -----------       -----------
      Total other assets                                                    50,222            53,742
                                                                       -----------       -----------

TOTAL ASSETS                                                           $    61,977       $    71,539
                                                                       ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Current liabilities
  Accounts payable                                                     $   344,220       $   321,784
  Accrued wages - related party                                            730,275           619,425
  Accrued payroll taxes                                                    100,333            91,853
  Accrued interest                                                         122,121           119,570
  Notes payable                                                            274,500           175,365
  Notes payable - related party                                                  0            32,495
                                                                       -----------       -----------
      Total current liabilities                                          1,571,449         1,360,492
                                                                       -----------       -----------

TOTAL LIABILITIES                                                        1,571,449         1,360,492
                                                                       -----------       -----------
STOCKHOLDERS' DEFICIT
  Preferred non-voting stock, $.001 par value, 3,000,000
   shares authorized, 0 shares issued and outstanding at
   March 31, 2005 and December 31, 2004                                         --                --
  Common stock, $.05 par value, 50,000,000 shares authorized,
   19,862,769 and 19,451,166 shares issued and outstanding at
   March 31, 2005 and December 31, 2004                                    993,139           972,559
  Additional paid-in capital                                             6,053,537         5,899,906
  Accumulated deficit during development stage                          (8,556,148)       (8,161,417)
                                                                       -----------       -----------
      Total stockholders' deficit                                       (1,509,472)       (1,288,952)
                                                                       -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    61,977       $    71,539
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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                          UNAUDITED
                                                    -------------------------------------------------
                                                          Three months ended
                                                    -----------------------------        Inception to
                                                    03/31/2005         03/31/2004         03/31/2005
                                                    ----------         ----------         ----------
REVENUE:                                           $          0       $        403       $     20,930

EXPENSES:
  Gen. and admin. expenses                             (119,692)          (213,013)        (2,324,676)
  Expenses associated with canceled contracts                --                 --         (1,366,438)
  Amortization expense                                   (1,092)                --             (5,460)
  Gen. and admin. expenses - related party             (134,806)          (108,137)        (1,399,023)
                                                   ------------       ------------       ------------
      Total expenses                                   (255,590)          (321,150)        (5,095,597)
                                                   ------------       ------------       ------------

Income (loss) from operations                          (255,590)          (320,747)        (5,074,667)
                                                   ------------       ------------       ------------
OTHER INCOME (EXPENSE):
  Other income                                               --                172                360
  Other expense                                              --                 --             (1,222)
  Interest expense                                     (139,140)           (74,477)          (983,994)
                                                   ------------       ------------       ------------
      Total other income (expense)
                                                       (139,140)           (74,305)          (984,856)
                                                   ------------       ------------       ------------

Net loss                                               (394,731)          (395,052)        (6,059,524)

ACCUMULATED DEFICIT, beg. of period                  (8,161,417)        (5,313,264)        (2,496,624)
                                                   ------------       ------------       ------------

ACCUMULATED DEFICIT, end of period                 $ (8,556,148)      $ (5,708,316)      $ (8,556,148)
                                                   ============       ============       ============

Weighted average number of
 common shares outstanding                           19,656,968         14,589,751         11,186,947
                                                   ============       ============       ============

Net income (loss) per share                        $      (0.02)      $      (0.03)      $      (0.54)
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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                               UNAUDITED
                                                          -----------------------------------------------
                                                               Three months ended
                                                          ----------------------------       Inception to
                                                          03/31/2005        03/31/2004        03/31/2005
                                                          ----------        ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $  (394,731)      $  (395,052)      $(6,059,524)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
     Write off of subscribed stock                           441,096
     Depreciation and amortization                             1,092             5,460
     Non-cash development and professional services          174,211           124,657         3,582,452
     (Increase) decrease in:
       Prepaid expense                                         2,632                --           (12,945)
       Refundable deposits                                         0            20,000           (13,590)
     Increase (decrease) in:
       Accounts payable - stockholder                             --                --            80,428
       Accounts payable                                       22,437            40,997           353,721
       Accrued interest                                        2,551            74,191           340,372
       Accrued expenses                                      119,330           108,996           970,183
       Bank overdraft liability                                   --               185                 0
                                                         -----------       -----------       -----------
Net cash used in operating activities                        (72,478)          (26,026)         (312,348)
                                                         -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    CIP - architectural costs                                     --                --           (27,606)
                                                         -----------       -----------       -----------
Net cash used by investing activities                             --                --           (27,606)
                                                         -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from shareholder                                            --                --                --
  Due to shareholder                                              --                --                --
  Proceeds from debt                                          66,640            26,000           342,000
                                                         -----------       -----------       -----------
Net cash provided by financing activities                     66,640            26,000           342,000
                                                         -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                               (5,838)              (26)            2,046

CASH, beginning of period                                      7,884                26                --
                                                         -----------       -----------       -----------

CASH, end of period                                      $     2,046       $        --       $     2,046
                                                         ===========       ===========       ===========

SUPPLEMENTARY INFORMATION:
  Interest paid                                          $        --       $        --       $        --
                                                         ===========       ===========       ===========
  Taxes paid                                             $        --       $        --       $        --
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

Summary of Non-Cash Transactions

There were non-cash transactions, which are discussed in detail in Note 6.

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

Earnings Per Share Calculations

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 19,656,968 and 14,589,751 for the periods ended March 31, 2005 and 2004, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2005 and 2004, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

NOTE 3 - PREPAID EXPENSES

The company entered into an operating lease agreement on August 10, 2004. This agreement stated terms of approximately $809.10 per month. The company prepaid the entire balance of the lease during the year. Accordingly, the portion that would be due within the next twelve months is recognized as a prepaid expense, whereas the amount providing benefit to the company in greater than twelve months is reflected on the financial statements as a long term prepaid expense. As of March 31, 2005, the amount of prepaid expenses that are short term are $9,709 and the long-term portion of this prepaid expense is $3,236.

NOTE 4 - NOTES PAYABLE

On January 28, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $20,865, $865 of which was received in 2004 without specific repayment terms. The principal sum plus fees of $600 and interest of $453 is due and payable within forty-five days from the date thereof. If the note is not paid within forty-five day, interest at the rate of 8% per annum, payable quarterly, will continue until paid. Additionally, the Company agreed to issue the holder 83,460 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On February 14, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $40,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 100,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of two and a half (2.5) shares per one dollar ($1.00) principal amount of the note.

On March 1, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $30,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 75,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of two and a half (2.5) shares per one dollar ($1.00) principal amount of the note.

On March 15, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $30,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 75,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of two and a half (2.5) shares per one dollar ($1.00) principal amount of the note.

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

As of March 31, 2005, total notes payable equaled $274,500.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

There are no new related party transactions for the three months ended March 31, 2005.

As of March 31, 2005, total related party notes payable equaled $0.

NOTE 6 - STOCKHOLDERS' DEFICIT

As of December 31, 2004, there were 19,451,166 shares of stock outstanding.

On March 15, 2005, the Company issued 83,460 shares of its common stock to the holder of a convertible notes in full payment per the terms set forth in the agreement.

On March 15, 2005, the Company issued 50,000 shares of its common stock in exchange for professional services per the terms of the agreements dated February 7, 2005. The value of these services was deemed to be the fair market value as of the close of business, which was $0.50 per share or $25,000 total.

On March 15, 2005, the Company issued 28,143 shares of its common stock in exchange for professional services per the terms of the agreement dated December 4, 2004. The number of shares issued was based on the ten-day average of the closing price per share, which was $0.533 or $15,000 total.

As of March 31, 2005, there were 19,862,769 shares of stock outstanding.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On January 21, 2005, the Company terminated the December 1, 2004 agreement with KMA Capital Partners in regards to the financial media and publications services. The sections of the agreement relating to the strategic planning, financing, and merger and acquisition services, by which compensation is based on success fees, are to remain in effect.

NOTE 8 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2005, the Company had recognized little revenue to date and had accumulated operating losses of approximately $8,556,148 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 9 - LITIGATION

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

NOTE 10 - SUBSEQUENT EVENTS

There were no subsequent events after March 31, 2005, which are material to the financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2005 through March 31, 2005, the company issued 83,460 shares of its restricted common stock to one creditor to satisfy debt totaling $20,865 and the company issued 78,143 shares of its restricted common stock to two companies for services valued at fair market value totaling $40,000 ($40,000 for services rendered through March 31, 2005).

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

On January 21, 2005, the Company terminated the December 1, 2004 agreement with KMA Capital Partners, Ltd. in regards to the financial media and publications services. The sections of the agreement relating to the strategic planning, financing, and merger and acquisition services, by which compensation is based on success fees, are to remain in effect.

On February 7, 2005, the company entered into a Management Consulting Engagement Agreement with Cochran Edwards and Partners to provide management consulting and related services to the Company, including, without limitation, assisting the management of the Company in its relations with the insurance community, government agencies, as well as with the owners, management and affiliates of any one or more potential acquisition candidates.

On February 7, 2005, the company entered into a Market Awareness Engagement Agreement with Cochran Edwards and Partners to provide various market awareness and road show matters including, without limitation, advisory and tactical services to provide

On February 7, 2005, the company entered into an Equity Referral Agreement with Cochran Edwards and Partners to introduce potential investors to the company.

On February 7, 2005, the company entered into a Financial Public Relations Agreement with Cochran Edwards and Partners to establish a financial public relations methodology, assist with in the implementation of its business plan, expose the company to financial analysts, business media and trade and industry publications, prepare corporate profile and fact sheets, conduct tele-marketing campaign, assist with news releases, and serve as news media and shareholder contact.

On April 19, 2005, the company terminated all business relationships with David Cochran and with Cochran Edwards and Partners, which includes the four agreements dated February 7, 2005.

On March 9, 2005, the Board of Directors dismissed Chavez & Koch, CPA's of Henderson, Nevada, as its independent auditors for the fiscal year ended December 31, 2004. The registrant on March 14, 2005 appointed, Franklin Griffith & Associates of Las Vegas, Nevada as its principal accountant as was filed in the 8K on March 18, 2005

On January 28th, February 14th, March 1st, and March 15th, 2005, the company entered into four convertible notes totaling $120,865.00.

ITEM 6. EXHIBITS

(a) Exhibits

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

 No.                                      Title
 ---                                      -----
10.1 Management Consulting Engagement Agreement dated February 7, 2005 with Cochran Edwards and Partners filed with this report
10.2 Market Awareness Engagement Agreement dated February 7, 2005 with Cochran Edwards and Partners
10.3 Equity Referral Agreement dated February 7, 2005 with Cochran Edwards and Partners
10.4 Financial Public Relations Agreement February 7, 2005 with Cochran Edwards and Partners
10.5    Convertible Note (form)
31.1* Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
31.2* Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
32*     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed with this Report

(b) Reports on Form 8-K

An 8-K filed on March 18, 2005 announcing the dismissal of Chavez & Koch, CPA's as its independent auditors for the fiscal year ended December 31, 2004 and the appointment of Franklin Griffith & Associates as Chavez & Koch, CPA's replacement.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MILLENIUM HOLDING GROUP, INC.


May 24, 2005                  /s/ Richard L. Ham
                              ----------------------------------
                              Richard L. Ham,
                              Director and President
                              Chief Financial Officer (Principal
                              Financial Officer and Principal Accounting Officer