Form 10KSB/A
period 2004-12-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2005-08-16
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3.1     Articles of Incorporation with Amendments filed with the Form 10 SB on December 9, 1999 and incorporated by reference.
    3.2     By Laws filed with the Form 10SB on December 9, 1999 and
            incorporated by reference
    3.4     Amendment to Articles of Incorporation re Preferred stock
    4       Convertible Note (Form)
    10.1    Employment Agreement dated April 3, 2003 with Mr. Ham
    10.2    Employment Agreement dated April 3, 2003 with Ms. Aufdenkamp
    10.3    Consulting Agreement (Form)
    10.4    Consulting Agreement dated November 18, 2003 with Camden Holdings,
            Inc.
    10.5    Asset and License Purchase Agreement dated March 29, 2004 with U.S.
            Probe, Inc.
    10.6    Agreement and Plan of Merger dated July 9, 2004 with Sutura, Inc.
    10.7    Common Stock Purchase Agreement and Registration Rights Agreement
            dated July 20, 2004 with Fusion Capital Fund II, LLC
    10.8    Contract for Services dated August 4, 2004 with Vosnuevo
            Communication, Inc.
    10.9    Contract for Consulting Services dated September 6, 2004 with ERS
            Consulting
    10.10   Promissory Note (form)
    10.11   Agreement dated December 1, 2004 with KMA Capital Partners, Ltd
    10.12   Management Consulting Engagement Agreement dated February 7, 2005 with Cochran Edwards and Partners
    10.13   Market Awareness Engagement Agreement dated February 7, 2005 with
            Cochran Edwards and Partners
    10.14   Equity Referral Agreement dated February 7, 2005 with Cochran
            Edwards and Partners
    10.15   Financial Public Relations Agreement February 7, 2005 with Cochran
            Edwards and Partners
    31.1    Certification of Chief Executive Officer Pursuant to the Securities
            Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
    31.2    Certification of Chief Financial Officer Pursuant to the Securities
            Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
    32      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

August 15, 2005

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


                                        /s/ Carla Aufdenkamp
                                        ----------------------------------------
                                        Carla Aufdenkamp
                                        Vice President/ Secretary/ Director

                          MILLENIUM HOLDING GROUP, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          AUDITED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003


                                    CONTENTS

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

            Statements of Cash Flows                                       F-10

NOTES TO FINANCIAL STATEMENTS:                                             F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Millenium Holding Group, Inc.:

We have audited the accompanying balance sheets of Millenium Holding Group, Inc. (a Development Stage Company) (a Nevada corporation) as of December 31, 2004 and the related statements of operations, stockholder's equity, and cash flows for the year ended December 31, 2004 and for the period from December 31, 1998 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Millenium Holding Group, Inc. as of December 31, 2003. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period from December 31, 1998 (Inception) to December 31, 2003, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Millenium Holding Group, Inc. as of December 31, 2004 and the results of its operations, accumulated deficit, its cash flows and changes in stockholders' deficit for the year ended December 31, 2004, and for the period from May 21, 2003 (Inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 12 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       FROM INCEPTION TO DECEMBER 31, 2004

                                                                                                 Deficit from        Total
                                          Common Stock             Add'l Paid        Stock       Development     Stockholders'
                                      Shares          Value        In Capital    Subscriptions      Stage           Equity
                                      ------          -----        ----------    -------------      -----           ------
Balance December 31, 1998           21,888,124     $ 1,094,406    $ 1,402,219        $   --      $(2,496,624)     $       1

Reverse stock split
June 2, 1999                       (21,183,255)             --             --            --               --             --

Net income (loss)
December 31, 1999                           --              --             --            --          (25,142)       (25,142)
                                   -----------     -----------    -----------        ------      -----------      ---------

Total December 31, 1999                704,869       1,094,406      1,402,219            --       (2,521,766)       (25,141)
                                   ===========     ===========    ===========        ======      ===========      =========
Stock for professional services
December 31, 2000                      225,000          11,250         32,800            --               --         44,050

Acquisition of assets for stock
December 31, 2000                    1,488,815          74,441         (1,019)           --               --         73,422

5 for 1 forward stock split
December 31, 2000                    9,093,220        (604,502)       604,502            --               --             --

Net income (loss)
December 31, 2000                           --              --             --            --         (301,504)      (301,504)
                                   -----------     -----------    -----------        ------      -----------      ---------

Total December 31, 2000             11,511,904         575,595      2,038,502            --       (2,823,270)      (209,173)
                                   ===========     ===========    ===========        ======      ===========      =========
Stock for professional services
December 31, 2001                      344,500          17,225         41,250            --               --         58,475

Stock issued on default of
convertible note
December 31, 2001                      472,500          23,625         28,875            --               --         52,500

Net income (loss)
December 31, 2001                           --              --             --            --         (365,277)      (365,277)
                                   -----------     -----------    -----------        ------      -----------      ---------

Total December 31, 2001             12,328,904         616,445      2,108,627            --       (3,188,547)      (463,475)
                                   ===========     ===========    ===========        ======      ===========      =========
Stock issued for future services
February 13, 2002                      160,000           8,000         40,000            --               --         48,000

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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       FROM INCEPTION TO DECEMBER 31, 2004

                                                                                                 Deficit from        Total
                                          Common Stock             Add'l Paid        Stock       Development     Stockholders'
                                      Shares          Value        In Capital    Subscriptions      Stage           Equity
                                      ------          -----        ----------    -------------      -----           ------
Stock issued for
professional services
November 11, 2002                     63,043           3,152            6,304             --           9,456

Stock issued for
professional services
November 11, 2002                    130,000           6,500           13,000             --          19,500

Net income (loss)
December 31, 2002                         --              --               --             --        (604,176)       (604,176)
                                 -----------     -----------      -----------    -----------     -----------     -----------

Total December 31, 2002           13,974,700         698,736        2,355,312             --      (3,792,723)       (738,675)
                                 ===========     ===========      ===========    ===========     ===========     ===========
Stock issued for
notes payable
December 3, 2003                      75,000           3,750          157,500             --              --         161,250

Stock issued for
notes payable
December 3, 2003                      25,000           1,250           46,250             --              --          47,500

Stock issued for
professional services
December 3, 2003                       5,000             250            9,250             --              --           9,500

Stock issued for
notes payable
December 4, 2003                       5,000             250            9,250             --              --           9,500

Stock issued for
professional services
December 17, 2003                    505,051          25,253          474,748       (441,096)             --          58,904

Net income (loss)
December 31, 2003                         --              --               --             --      (1,520,541)     (1,520,541)
                                 -----------     -----------      -----------    -----------     -----------     -----------

Total December 31, 2003           14,589,751     $   729,489      $ 3,052,310    $  (441,096)    $(5,313,264)    $(1,972,561)
                                 ===========     ===========      ===========    ===========     ===========     ===========

Stock subscriptions expensed
March 31, 2004                            --              --               --        124,657              --         124,657

Stock issued for
professional services
June 9, 2004                          25,000           1,250           32,000             --              --          33,250

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

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                               Twelve months ended          Inception to
                                                           12/31/2004       12/31/2003       12/31/2004
                                                           ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(2,848,153)     $(1,520,541)     $(5,664,793)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
     Stock issued for services and debt settlement          2,951,091          204,798        3,408,241
     Write off of subscribed stock                            441,096               --          441,096
     Depreciation and amortization                              4,368               --            4,368
  (Increase) decrease in:
     Prepaid expenses                                         (15,577)          10,000          (15,577)
     Refundable deposits                                       10,000           (4,310)         (13,590)
  Increase (decrease) in:
     Accounts payable - shareholder                                --               --           80,428
     Accounts payable                                        (323,316)          96,174          331,284
     Accrued interest                                        (177,697)           3,042          337,821
     Accrued expenses                                          33,186          187,311          850,853
                                                          -----------      -----------      -----------
Net cash used in operating activities                          74,998       (1,023,526)        (239,870)
                                                          -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  CIP - architectural costs                                        --           (6,281)         (27,606)
                                                          -----------      -----------      -----------
Net cash used by investing activities                              --           (6,281)         (27,606)
                                                          -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from shareholder                                             --           (4,162)              --
  Due to shareholder                                               --               --               --
  Net proceeds from debt                                      (67,140)         117,500          275,360
                                                          -----------      -----------      -----------
Net cash provided by financing activities                     (67,140)         113,338          275,360
                                                          -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                                 7,858         (916,469)           7,884

CASH, beginning of period                                          26              140               --
                                                          -----------      -----------      -----------
CASH, end of period                                       $     7,884      $  (916,329)     $     7,884
                                                          ===========      ===========      ===========
SUPPLEMENTARY INFORMATION:
  Cash paid for interest                                  $     1,047      $        --      $     1,047
                                                          ===========      ===========      ===========
  Cash paid for taxes                                     $        --      $        --      $        --
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

SUMMARY OF NON-CASH TRANSACTIONS

There were non-cash transactions, which are discussed in detail in Note 10.

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

NOTE 4 - REFUNDABLE DEPOSITS

The company currently has $13,590 in refundable deposits with the following people / organizations:

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

The architectural study costs represent the cost of the development of the prototype of the workflow environment of a new type of integrated financial institution. The company needs this in the future in order to have its headquarters to be functional and in line with its overall strategic objectives in the financial services industry.

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

The company is relying on both APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 00-19, "Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company's Own Stock" for treatment of the convertible debt. They require the company to expense the "Beneficial Conversion Feature" in the current year. This means the difference between the fair value of the common stock and the conversion price will be amortized over the term of the note. The company recorded an expense of $155,813 related to prior convertible notes issued during the year to reflect the beneficial conversion (or non-cash interest expense) give (See Note 8).

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

As of December 31, 2004 total related party notes payable equaled $32,495.

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND DEBENTURES

Convertible debentures consist of the following at December 31, 2004 and December 31, 2003:

                                                             2004          2003
                                                             ----          ----
8% convertible subordinated debentures,  due in January
2005,  convertible  into shares of common  stock at any
time prior to maturity.  Interest is payable quarterly,
and principal is due at maturity.                          $ 12,000       $   --

8% convertible  subordinated  debentures,  due in March
2005,  convertible  into shares of common  stock at any
time prior to maturity.  Interest is payable quarterly,
and principal is due at maturity.                            35,000           --

8% convertible  subordinated  debentures,  due in April
2005,  convertible  into shares of common  stock at any
time prior to maturity.  Interest is payable quarterly,
and principal is due at maturity.                            16,500           --

10% convertible subordinated  debentures,  due in March
2004,  convertible  into shares of common  stock at any
time prior to maturity.  Interest is payable quarterly,
and principal is due at maturity.                             2,500           --

10% convertible subordinated debentures, due in January
2004,  convertible  into shares of common  stock at any
time prior to maturity.  Interest is payable quarterly,
and principal is due at maturity.                             5,000           --
                                                           --------       ------
                                                             71,000           --

Less: Unamortized Discount                                        0           --
                                                           --------       ------
Total debt                                                   71,000           --
Less: current portion                                             0           --
                                                           --------       ------

Convertible debentures, less current portion               $ 71,000       $   --
                                                           --------       ------

Included in the above values is $0 of accrued interest related to the convertible notes as of December 31, 2004. All accrued interest has been expensed as of December 31, 2004.

The company is relying on both APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 00-19, "Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company's Own Stock" for treatment of the convertible stock. They require the company to expense a portion of the "Beneficial Conversion Feature" in the current year.

This means the difference between the fair value of the common stock and the conversion price will be amortized over the term of the note (3 years). Should the lender(s) convert some or all of their notes prior to the term expiring or at a different price, the accrued amounts will be adjusted accordingly.

The fair value of the debt discount associated with the stock conversion at the time of issuance was $0, should there have been one, it would be amortized as a non-cash interest expense over the term of the convertible debt. Proceeds from the issuance of these convertible debentures were used for working capital purposes.

The fair value of the debt discount associated with the warrants was $155,813 and was taken as an expense on December 31, 2004.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

Salary expense for the years ended December 31, 2004 and 2003 was $433,800 and $359,250, respectively. At a special meeting held on November 30, 2004 the Company's Board of Directors resolved to issue shares of its common stock to the officers of the Company in exchange for accrued wages valued at $573,375 (see
Note 10). As of December 31, 2004 accrued wages of $619,425 are due to the officers of the Company.

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

NOTE 10 - STOCKHOLDERS' DEFICIT

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

On August 4, 2004, the Company entered into an agreement with Vosnuevo Communications (the "Contractor") to provide services as are generally consistent with the duties of public relations and investor relations representatives. On August 9, 2004 the Company cancelled said agreement, and issued 25,000 restricted shares of its common stock to Contractor on September 22, 2004 in full payment of services rendered (See Note 10).

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

NOTE 12 - GOING CONCERN

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

NOTE 13 - LITIGATION

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

NOTE 14 - RECENT PRONOUNCEMENTS

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

NOTE 15 - SUBSEQUENT EVENTS

On January 21, 2005, the Company terminated the December 1, 2004 agreement with KMA Capital Partners in regards to the financial media and publications services. The sections of the agreement relating to the strategic planning, financing, and merger and acquisition services, by which compensation is based on success fees, are to remain in effect.

On February 14, 2005, the Company filed a complaint with the Clark County, Nevada District Court (the "Court") against Sutura, Inc., Fusion Capital Fund II, LLC and Fusion Capital Partners (the "Defendants") on numerous counts relating to the agreements entered into on July 9 and July 20, 2004 (See Note
11). The counts included the following: breach of contract against Sutura, Inc, tortuous interference with contract against Fusion Capital Fund II, LLC and Fusion Capital Partners, LLC and conspiracy to breach implied covenant of good faith and fair dealing against all three entities. The Company is seeking judgment against the Defendants damages in an amount in excess of $10,000 plus interest, reasonable attorney's fees and costs of suit incurred and such other and further relief the Court deems just and proper.