Form 10QSB
period 2005-06-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2005-08-16
CIK 1100674

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


For the Quarter Ended: June 30, 2005             Commission File Number: 0-28431


        Nevada                                           88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                     12 Winding Road, Henderson Nevada 89052
           (Address of Principal Executive Offices Including Zip Code)

                                 (702) 492-7721
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2005 was 19,612,769.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                         MILLENIUM HOLDING GROUP, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)                                  1

          Balance Sheets as of June 30, 2005                                   2

          Statements of Operations for the six months ended
          June 30, 2005 and 2004                                               3

          Statement of Cash Flows for the six months ended
          June 30, 2005 and 2004                                               4

          Notes to Financial Statements                                        5

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                             10

     Item 3. Controls and Procedures                                          12

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                13

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      13

     Item 3. Defaults Upon Senior Securities                                  13

     Item 4. Submission of Matters to a Vote of Security Holders              13

     Item 5. Other Information                                                13

     Item 6. Exhibits                                                         14

SIGNATURE                                                                     14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement of Information Furnished

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2005. These results have been determined on the basis of generally accepted accounting principles.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                     (Unaudited)         (Audited)
                                                                     06/30/2005          12/31/2004
                                                                     ----------          ----------
                                     ASSETS

ASSETS:
  Current assets:
    Cash                                                             $        91        $     7,884
    Prepaid expense                                                        9,709              9,913
                                                                     -----------        -----------
        Total current assets                                               9,800             17,797

  Other assets:
    Intangible assets, net of accumulated amortization                    32,304             34,488
    Prepaid expense - long term portion                                      809              5,664
    Refundable deposit                                                    13,600             13,590
                                                                     -----------        -----------
        Total other assets                                                46,713             53,742
                                                                     -----------        -----------

TOTAL ASSETS                                                         $    56,513        $    71,539
                                                                     ===========        ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Current liabilities
    Accounts payable                                                 $   381,552        $   321,784
    Accrued wages - related party                                        803,787            619,425
    Accrued payroll taxes                                                109,618             91,853
    Accrued interest                                                     127,085            119,570
    Notes payable                                                        314,500            175,365
    Notes payable - related party                                              0             32,495
                                                                     -----------        -----------
        Total current liabilities                                      1,736,542          1,360,492
                                                                     -----------        -----------

TOTAL LIABILITIES                                                      1,736,542          1,360,492
                                                                     -----------        -----------
STOCKHOLDERS' DEFICIT
  Preferred non-voting stock, $.001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2005
   and December 31, 2004                                                      --                 --
  Common stock, $.05 par value, 50,000,000 shares authorized,
   20,102,769 and 19,451,166 shares issued and outstanding at
   June 30, 2005 and December 31, 2004                                 1,005,139            972,559
  Additional paid-in capital                                           6,105,285          5,899,906
  Accumulated deficit during development stage                        (8,790,453)        (8,161,417)
                                                                     -----------        -----------
        Total stockholders' deficit                                   (1,680,029)        (1,288,952)
                                                                     -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    56,513        $    71,539
                                                                     ===========        ===========

        The accompanying notes to financial statements should be read in conjunction with these balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                  UNAUDITED
                                                        ------------------------------
                                                                Six months ended
                                                        ------------------------------      Inception to
                                                        06/30/2005          06/30/2004       06/30/2005
                                                        ----------          ----------       ----------
REVENUE:                                               $          0        $        610     $     20,930

EXPENSES:
  Gen. and admin. expenses                                 (194,590)           (358,015)      (2,399,574)
  Expenses associated with canceled contracts                    --                  --       (1,366,438)
  Amortization expense                                       (2,184)                 --           (6,552)
  Gen. and admin. expenses - related party                 (232,218)           (226,659)      (1,496,435)
                                                       ------------        ------------     ------------
      Total expenses                                       (428,992)           (584,674)      (5,268,999)
                                                       ------------        ------------     ------------

Income (loss) from operations                              (428,992)           (584,064)      (5,248,069)
                                                       ------------        ------------     ------------
OTHER INCOME (EXPENSE):
  Other income                                                   --               5,505              360
  Other expense                                                  --                  --           (1,222)
  Interest expense                                         (200,044)           (140,231)      (1,044,898)
                                                       ------------        ------------     ------------
      Total other income (expense)                         (200,044)           (134,726)      (1,045,760)
                                                       ------------        ------------     ------------

Income before extraordinary items                                --            (718,790)              --

Extraordinary item - extinguishments of debt                     --              70,587               --

Net loss                                                   (629,036)           (648,203)      (6,293,829)

ACCUMULATED DEFICIT, beg. of period                      (8,161,417)         (5,313,264)      (2,496,624)
                                                       ------------        ------------     ------------

ACCUMULATED DEFICIT, end of period                     $ (8,790,453)       $ (5,961,467)    $ (8,790,453)
                                                       ============        ============     ============
Weighted average number of
 common shares outstanding                               19,982,769          14,774,221       11,584,623
                                                       ============        ============     ============

Net income (loss) per share                            $      (0.03)       $      (0.05)    $      (0.54)
                                                       ============        ============     ============

                 The accompanying notes to financial statements
             should be read in conjunction with these statements of
                       operations and accumulated deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                UNAUDITED
                                                       -----------------------------
                                                              Six months ended
                                                       -----------------------------       Inception to
                                                       06/30/2005         06/30/2004        06/30/2005
                                                       ----------         ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $  (629,036)       $  (648,203)      $(6,293,830)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
     Write off of subscribed stock                        441,096
     Depreciation and amortization                          2,184              6,552
     Non-cash development and professional services       237,961            235,907         3,646,202
  (Increase) decrease in:
     Prepaid expense                                        5,059            (10,000)          (10,518)
     Refundable deposits                                      (10)            20,000           (13,600)
  Increase (decrease) in:
     Accounts payable - stockholder                            --                 --            80,428
     Accounts payable                                      59,768             15,848           391,052
     Accrued interest                                       7,515             52,933           345,336
     Accrued expenses                                     202,126            228,326         1,052,979
     Bank overdraft liability                                  --              3,973                 0
                                                      -----------        -----------       -----------
Net cash used in operating activities                    (114,433)          (101,216)         (354,303)
                                                      -----------        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  CIP - architectural costs                                    --                 --           (27,606)
                                                      -----------        -----------       -----------
Net cash used by investing activities                          --                 --           (27,606)
                                                      -----------        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from shareholder                                         --                 --                --
  Due to shareholder                                           --             (4,810)               --
  Proceeds from debt                                      106,640            106,000           382,000
                                                      -----------        -----------       -----------

Net cash provided by financing activities                 106,640            101,190           382,000
                                                      -----------        -----------       -----------

NET INCREASE (DECREASE) IN CASH                            (7,793)               (26)               91

CASH, beginning of period                                   7,884                 26                --
                                                      -----------        -----------       -----------

CASH, end of period                                   $        91        $        --       $        91
                                                      ===========        ===========       ===========
SUPPLEMENTARY INFORMATION:
  Interest paid                                       $        --        $        --       $        --
                                                      ===========        ===========       ===========
  Taxes paid                                          $        --        $        --       $        --
                                                      ===========        ===========       ===========

            The accompanying notes to financial statements should be read in conjunction with these statements of cash flows.

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

Earnings Per Share Calculations

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 19,982,769 and 14,774,221 for the periods ended June 30, 2005 and 2004, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2005 and 2004, respectively, the Company had 120,500 and 0 outstanding securities that could have a dilutive effect on the outstanding common stock.

Concentrations of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

Most of the Company's funding sources are from convertible notes. Management believes the loss of this source of funds would materially affect the operations of the Company in the short term.

NOTE 3 - PREPAID EXPENSES

The company entered into an operating lease agreement on August 10, 2004. This agreement stated terms of approximately $809.10 per month. The company prepaid the entire balance of the lease during the year. Accordingly, the portion that would be due within the next twelve months is recognized as a prepaid expense, whereas the amount providing benefit to the company in greater than twelve months is reflected on the financial statements as a long term prepaid expense. As of June 30, 2005, the amount of prepaid expenses that are short term are $9,709 and the long-term portion of this prepaid expense is $809.

NOTE 4 - NOTES PAYABLE

On January 28, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $20,865, $865 of which was received in 2004 without specific repayment terms. The principal sum plus fees of $600 and interest of $453 is due and payable within forty-five days from the date thereof. The Company issued the holder 83,460 restricted shares of the Company's stock. The note has been paid off.

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

On April 15, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $15,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 60,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On April 25, 2005, the Company entered into an agreement with an individual to extend the November 29, 2004 convertible note. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one ninety days from the date thereof. The Company agreed to issue the holder 50,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On May 6, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $7,500. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 30,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On May 23, 2005, the Company entered into an agreement with two individuals to purchase a convertible note for $2,500. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 10,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On May 26, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On June 21, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

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

As of June 30, 2005, total notes payable equaled $314,500.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

There are no new related party transactions for the six months ended June 30, 2005.

As of June 30, 2005, total related party notes payable equaled $0.

NOTE 6 - STOCKHOLDERS' DEFICIT

As of December 31, 2004, there were 19,451,166 shares of stock outstanding.

The Company issued 543,460 shares of its common stock of which 210,000 shares were issued in the second quarter to the holders for convertible notes per the terms set forth in the agreement.

The Company issued 108,143 shares of its common stock of which 30,000 shares were issued in the second quarter in exchange for professional services.

As of June 30, 2005, there were 20,102,769 shares of stock outstanding.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On May 5, 2005, the Company entered into an Engagement Agreement with Warren White and Curt Newcom. (the "Advisor") to consult with and advise the Company regarding its business, business plan and contemplated business operations. In particular, the Advisor will provide the following financing advisory services and mergers and acquisitions advisory services. Engagement fees for the financing and the mergers and acquisitions advisory services shall be 15,000 shares of restricted common stock of the Company per month for the term of the agreement. In lieu of the engagement fees for services involving raising capital, acquiring companies or assets, merging with other businesses, selling businesses or similar transactions shall be rewarded a 3% finder's fee on any capital raised and 3% on any acquisitions negotiated and closed by the Advisor, which will not exceed $60,000. The term of this agreement shall be from May 5, 2005 to November 5, 2005.

NOTE 8 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2005, the Company had recognized little revenue to date and had accumulated operating losses of approximately $8,790,043 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 10 - SUBSEQUENT EVENTS

There were no subsequent events after June 30, 2005, which are material to the financial statements.

On July 31, 2005, the Company entered into a consulting agreement with InvestSource, Inc. to facilitate long range strategic Investor Relations planning and to advise the Company in business and/or financial matters. Consultant will render advice, consultation, information and services regarding general financial and business matters including: formation and implementation of a strategic financial marketing plan, online and traditional marketing to investors, brokers and institutions, review strategic alliances, mergers and acquisitions and capital formation sources, market maker and investment banking introductions, press release (writing, review, editing, and enhanced distribution), and shareholder database and maintenance. The term of the agreement is for a period of ninety days. Compensation and fees under the agreement is $5,000 in cash and 45,000 in restricted common stock of the Company.

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

There were no unregistered sales of equity securities during this reporting period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On April 19, 2005, the company terminated all business relationships with David Cochran and with Cochran Edwards and Partners, which includes the four agreements dated February 7, 2005.

On May 5, 2005, the Company entered into an Engagement Agreement with Warren White and Curt Newcom. (the "Advisor") to consult with and advise the Company regarding its business, business plan and contemplated business operations.

On July 31, 2005, the Company entered into a consulting agreement with InvestSource, Inc. to facilitate long range strategic Investor Relations planning and to advise the Company in business and/or financial matters.

On April 15th, May 6th, May 23rd, May 26th and June 21st, 2005, the company entered into five convertible notes totaling $40,000.00.

ITEM 6. EXHIBITS

(a) Exhibits

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

     No.                                   Title
     ---                                   -----
     10.1 Engagement Agreement dated May 5, 2005 with Warren White and Curt Newcom.
     10.2    Consulting Agreement dated July 31, 2005 with InvestSource, Inc.
     31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENIUM HOLDING GROUP, INC.


August 15, 2005                       /s/ Richard L. Ham
                                      ------------------------------------------
                                      Richard L. Ham, Director and President
                                      Chief Financial Officer (Principal
                                      Financial Officer and Principal Accounting
                                      Officer