Form 10QSB
period 2005-09-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2005-11-21
CIK 1100674

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


For the Quarter Ended September 30, 2005          Commission File Number 0-28431


        Nevada                                             88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                     12 Winding Road, Henderson Nevada 89052
           (Address of Principal Executive Offices Including Zip Code)

                                 (702) 492-7721
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of November 20, 2005 was 21,095,769.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                         MILLENIUM HOLDING GROUP, INC.

INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)

          Balance Sheets as of September 30, 2005

          Statements of Operations for the three and nine months ended September 30, 2005 and 2004

          Statement of Cash Flows for the nine months ended
          September 30, 2005 and 2004

          Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial
              Conditions and Results of Operations

     Item 3 Controls and Procedures

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits

SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement of Information Furnished

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2005. These results have been determined on the basis of generally accepted accounting principles.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                         (Unaudited)           (Audited)
                                                                         09/30/2005            12/31/2004
                                                                         ----------            ----------
                                     ASSETS

ASSETS:
Current assets:
  Cash                                                                   $     2,944           $     7,884
  Prepaid expense                                                              8,091                 9,913
                                                                         -----------           -----------
      Total current assets                                                    11,035                17,797

Other assets:
  Intangible assets, net of accumulated amortization                          31,212                34,488
  Prepaid expense - long term portion                                              0                 5,664
  Earnest Money Deposit                                                        5,000                     0
  Refundable deposit                                                          32,100                13,590
                                                                         -----------           -----------
      Total other assets                                                      68,312                53,742
                                                                         -----------           -----------

TOTAL ASSETS                                                             $    79,347           $    71,539
                                                                         ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities
  Accounts payable                                                       $   373,566           $   321,784
  Accrued wages - related party                                              847,613               619,425
  Accrued payroll taxes                                                      118,903                91,853
  Accrued interest                                                            19,668               119,570
  Notes payable                                                              489,500               175,365
  Notes payable - related party                                                    0                32,495
                                                                         -----------           -----------
      Total current liabilities                                            1,849,249             1,360,492
                                                                         -----------           -----------

TOTAL LIABILITIES                                                          1,849,249             1,360,492
                                                                         -----------           -----------

STOCKHOLDERS' DEFICIT
  Preferred non-voting stock, $.001 par value, 3,000,000 shares authorized,  0 shares issued and outstanding at September 30, 2005
   and December 31, 2004                                                          --                    --
  Common stock, $.05 par value, 50,000,000 shares authorized,
   21,170,769 and 19,451,166 shares issued and outstanding at
   September 30, 2005 and December 31, 2004                                1,058,539               972,559
  Additional paid-in capital                                               6,464,927             5,899,906
  Accumulated deficit during development stage                            (9,293,368)           (8,161,417)
                                                                         -----------           -----------
      Total stockholders' deficit                                         (1,769,902)           (1,288,952)
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $    79,347           $    71,539
                                                                         ===========           ===========

        The accompanying notes to financial statements should be read in conjunction with these balance sheets.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                    UNAUDITED

                                                    Three months ended               Nine months ended
                                              ----------------------------      ----------------------------     Inception to
                                              09/30/2005       09/30/2004       09/30/2005       09/30/2004       09/30/2005
                                              -----------      -----------      -----------      -----------      -----------
REVENUE:                                      $         0      $         0      $         0      $       610      $    20,930

EXPENSES:
 Gen. and admin. expenses                        (104,982)        (151,413)        (299,572)        (509,427)      (2,504,556)
 Expenses associated with canceled contracts           --               --               --       (1,366,438)
 Amortization expense                              (1,092)              --           (3,276)              --           (7,644)
 Gen. and admin. expenses - related party        (121,368)         (30,956)        (353,586)        (257,616)      (1,617,803)
                                              -----------      -----------      -----------      -----------      -----------

  Total expenses                                 (227,442)        (182,369)        (656,434)        (767,043)      (5,496,441)
                                              -----------      -----------      -----------      -----------      -----------

Income (loss) from operations                    (227,442)        (182,369)        (656,434)        (766,433)      (5,475,511)
                                              -----------      -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE):
 Other income                                          --               --               --            5,505              360
 Other expense                                         --               --               --               --           (1,222)
 Interest expense                                (275,473)          (2,284)        (475,517)        (142,515)      (1,320,371)
                                              -----------      -----------      -----------      -----------      -----------

  Total other income (expense)                   (275,473)          (2,284)        (475,517)        (137,010)      (1,321,233)
                                              -----------      -----------      -----------      -----------      -----------

Income before extraordinary items                      --         (184,653)              --         (903,443)              --

Extraordinary item - extinguishments of debt           --               --               --           70,587               --

Net loss                                         (502,915)        (184,653)      (1,131,951)        (832,856)      (6,796,744)

ACCUMULATED DEFICIT, beg. of period            (8,790,453)      (5,961,467)      (8,161,417)      (5,313,264)      (2,496,624)
                                              -----------      -----------      -----------      -----------      -----------

ACCUMULATED DEFICIT, end of period            $(9,293,368)     $(6,146,120)     $(9,293,368)     $(6,146,120)     $(9,293,368)
                                              ===========      ===========      ===========      ===========      ===========
Weighted average number of
 common shares outstanding                     20,636,769       17,709,909       20,636,769       15,768,571       11,762,623
                                              ===========      ===========      ===========      ===========      ===========

Net income (loss) per share                   $     (0.02)     $     (0.01)     $     (0.05)     $     (0.05)     $     (0.58)
                                              ===========      ===========      ===========      ===========      ===========

  The accompanying notes to financial statements should be read in conjunction with these statements of operations and accumulated deficit.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                Nine months ended
                                                         ---------------------------------       Inception to
                                                         09/30/2005            09/30/2004         09/30/2005
                                                         -----------           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(1,131,951)          $  (832,856)       $(6,796,744)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
     Write off of subscribed stock                                --               441,096
     Depreciation and amortization                             3,276                 7,644
     Non-cash development and professional services          651,001               320,282          4,059,242
     (Increase) decrease in:
       Prepaid expense                                         7,486                (2,208)            (8,091)
       Earnest money deposit                                  (5,000)                    0             (5,000)
       Refundable deposits                                   (18,510)               10,000            (32,100)
     Increase (decrease) in:
       Accounts payable - stockholder                             --                    --             80,428
       Accounts payable                                       51,783                45,021            383,067
       Accrued interest                                      (99,902)               54,183            237,919
       Accrued expenses                                      255,237               248,215          1,106,090
       Bank overdraft liability                                   --                    --                  0
                                                         -----------           -----------        -----------
Net cash used in operating activities                       (286,580)             (157,363)          (526,449)
                                                         -----------           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  CIP - architectural costs                                       --                    --            (27,606)
                                                         -----------           -----------        -----------
Net cash used by investing activities                             --                    --            (27,606)
                                                         -----------           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from shareholder                                            --                (4,810)                --
  Due to shareholder                                              --                41,850                 --
  Proceeds from debt                                         281,640               121,000            556,999
                                                         -----------           -----------        -----------
Net cash provided by financing activities                    281,640               158,040            557,000
                                                         -----------           -----------        -----------

NET INCREASE (DECREASE) IN CASH                               (4,940)                  677              2,944

CASH, beginning of period                                      7,884                    26                 --
                                                         -----------           -----------        -----------

CASH, end of period                                      $     2,944           $       703        $     2,944
                                                         ===========           ===========        ===========

SUPPLEMENTARY INFORMATION:
  Interest paid                                          $        --           $       599        $        --
                                                         ===========           ===========        ===========
  Taxes paid                                             $        --           $        --        $        --
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

The name of the Company was formally changed to Millenium Holding Group, Inc. in 1999, at which time the Company became active again and started to expand its services and revenues. The Company is actively pursuing the creation of an Internet National Bank and an Internet Insurance Company while exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market. In addition, the Company is pursuing mortgage banking and real estate development.

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

EARNINGS PER SHARE CALCULATIONS

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 20,636,769 and 17,709,909 for the periods ended September 30, 2005 and 2004, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2005 and 2004, respectively, the Company had 235,500 and 0 outstanding securities that could have a dilutive effect on the outstanding common stock.

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

NOTE 3 - PREPAID EXPENSES

The company entered into an operating lease agreement on August 10, 2004. This agreement stated terms of approximately $809.10 per month. The company prepaid the entire balance of the lease during the year. Accordingly, the portion that would be due within the next twelve months is recognized as a prepaid expense, whereas the amount providing benefit to the company in greater than twelve months is reflected on the financial statements as a long term prepaid expense. .. As of September 30, 2005, the amount of prepaid expenses that are short term are $8,091 and the long-term portion of this prepaid expense is $0.

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

On July 2, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $100,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred eighty days from the date thereof. Additionally, the Company agreed to issue the holder 400,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On July 2, 2005, the Company entered into an agreement with an individual to extend the November 19, 2004, December 17, 2004 and December 31, 2004 convertible notes. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one eighty days from the date thereof. The

Company agreed to issue the holder 75,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On July 14, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On August 8, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On August 15, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On August 29, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On September 1, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On September 23, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On September 26, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On September 27, 2005, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one
(1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

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

As of September 30, 2005, total notes payable equaled $489,500.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

There are no new related party transactions for the six months ended September 30, 2005.

As of September 30, 2005, total related party notes payable equaled $0.

NOTE 6 - STOCKHOLDERS' DEFICIT

As of December 31, 2004, there were 19,451,166 shares of stock outstanding.

The Company issued 1,536,460 shares of its common stock of which 993,000 shares were issued in the third quarter to the holders for convertible notes per the terms set forth in the agreement.

The Company issued 183,143 shares of its common stock of which 75,000 shares were issued in the third quarter in exchange for professional services.

As of September 30, 2005, there were 21,170,769 shares of stock outstanding.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On May 5, 2005, the Company entered into an Engagement Agreement with Warren White and Curt Newcom (the "Advisor") to consult with and advise the Company regarding its business, business plan and contemplated business operations. On September 3, 2005, the Company terminated the May 5, 2005 Engagement Agreement with Warren White and Curt Newcom. The Company has issued 60,000 shares of restricted common stock under this agreement.

On July 12, 2005, the Company entered into an finder's fee agreement with A Mortgage Source International, Inc., d/b/a Investment Consulting Group, Inc. to identify investors, underwriters, joint ventures, lenders and/or guarantors interested in providing financing to the Company. Compensation of 5% finder's fee of the gross amount of funds received. The term of the agreement is for one year. On July 28, 2005, the Company entered into a revised finder's fee agreement reducing the compensation to a one-time fee of 3% of financing funded from a funding source introduced by Finder would be split on a 50-50 basis with Fisher Enterprises, LLC upon the closing of financing from an introduced funding source. The retainer fee paid to Fisher Enterprises, LLC was $3,500.

On July 27, 2005, the Company made an offer to purchase seventy-two acres of real estate in the counties of Pulaski and Wayne, Kentucky for $875,000 and on August 4, 2005 accepted the counter-offer from Seller of $950,000 subject to financing. Earnest money deposited on the property was $5,000.

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

NOTE 8 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2005, the Company had recognized little revenue to date and had accumulated operating losses of approximately $9,293,368 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 10 - SUBSEQUENT EVENTS

There were no subsequent events after September 30, 2005, which are material to the financial statements.

On October 1, 2005, the Company entered into a consulting agreement with Christopher Sena of Knight Imaging to perform and consult on matters relating to the graphic art, internet presence, design work and security issues of the Company. The term of the agreement is from October 1, 2005 to December 31, 2005. Compensation under the agreement is 25,000 in restricted common stock of the Company.

On October 5, 2005, the Company entered into a purchase agreement to purchase a Nevada Mortgage Company for $225,000. This acquisition is subject to approval by the applicable Nevada regulatory agency, due diligence and audit.

On November 4, 2005, the Company entered into an amended purchase agreement to the July 27, 2005 offer to purchase real estate for $975,000 subject to financing.

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

MANAGEMENT'S PLAN OF OPERATION

Millenium Holding Group, Inc. (OTC BB: MNHG) is a publicly traded and fully reporting Company in early stage development. The passage of the Financial Modernization Act (Gramm-Leach-Bliley Act) will radically overhaul the nation's banking, insurance and securities markets. The Act allows one Company to possess all three disciplines. Millenium Holding intends to, and is actively pursuing the creation of an Internet National Bank and an Internet Insurance Company. It is also exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market. In addition, the Company is pursuing mortgage banking and real estate development.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On May 5, 2005, the Company entered into an Engagement Agreement with Warren White and Curt Newcom (the "Advisor") to consult with and advise the Company regarding its business, business plan and contemplated business operations. Said agreement was terminated on September 3, 2005.

On July 12, 2005, the Company entered into an finder's fee agreement with A Mortgage Source International, Inc., d/b/a Investment Consulting Group, Inc. to identify investors, underwriters, joint ventures, lenders and/or guarantors interested in providing financing to the Company. On July 28, 2005, the Company entered into a revised finder's fee agreement reducing the compensation to finder to be split on a 50-50 basis with Fisher Enterprises, LLC upon the closing of financing from an introduced funding source.

On July 27, 2005, the Company made an offer to purchase real estate for $875,000 and on August 4, 2005, the Company accepted the counter-offer of Seller for $950,000. On November 4, 2005, the Company entered into an amended purchase agreement to the July 27, 2005 offer to purchase real estate for $975,000. The acquisition is subject to adequate financing.

On July 31, 2005, the Company entered into a consulting agreement with InvestSource, Inc. to facilitate long range strategic Investor Relations planning and to advise the Company in business and/or financial matters.

On October 1, 2005, the Company entered into a consulting agreement with Christopher Sena of Knight Imaging to perform and consult on matters relating to the graphic art, internet presence, design work and security issues of the Company.

On October 5, 2005, the Company entered into a purchase agreement to purchase a Nevada Mortgage Company for $225,000. This acquisition is subject to approval by the applicable Nevada regulatory agency, due diligence and audit.

On July 2nd, July 14th, August 8th, August 15th, August 29th, September 1st, September 23rd, September 26th and September 27th, 2005, the company entered into nine convertible notes totaling $175,000.00.

ITEM 6. EXHIBITS

     a.  Exhibits

The following documents are filed as part of this report:

 No.                                         Title
 ---                                         -----
10.1* Finder's Fee Agreement dated July 12, 2005 with A Mortgage Source International, Inc., d/b/a Investment Consulting Group, Inc.
10.2* Revised Finder's Fee Agreement dated July 28, 2005 with A Mortgage Source International, Inc., d/b/a Investment Consulting Group, Inc.
10.4*    Consulting Agreement dated October 1, 2005 with Knight Imaging.
31.1* Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2* Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed with this Report

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENIUM HOLDING GROUP, INC.


November 21, 2005                         /s/ Richard L. Ham
                                          --------------------------------------
                                          Richard L. Ham, Director and President
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer