Form 10KSB/A
period 2004-12-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2005-12-05
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 2

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

December 1, 2005

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Millenium Holding Group, Inc. as of December 31, 2004 and the results of its operations, accumulated deficit, its cash flows and changes in stockholders' deficit for the year ended December 31, 2004, and for the period from December 31, 1998 (Inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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