Form 10KSB
period 2005-12-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2006-05-04
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005


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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The registrant's revenues for its most recent fiscal year were $0

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.05) as of December 31, 2005 is 21,095,769. The closing price of the shares on May 1, 2006 was $0.24. The market value of the Common Shares held by non-affiliates was $2,732,427.60.

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on December 9, 1999 (file No. 000-28431), is incorporated in Part III 13(a). Form 10-KSB filed on July 19, 2001, is incorporated in Part III 13(a). Form 10KSB/A filed on March 19,2002, is incorporated in Part III 13(a). Form 10-QSB filed on July 20, 2001, is incorporated in Part III 13(a). Form 10QSB filed on August 20, 2001, is incorporated in Part III 13(a). Form 10-QSB filed on January 11, 2002, is incorporated in Part III 13(a). Form 10KSB filed on May 14, 2002, is incorporated in Part III 13(a). Form 10-QSB filed on May 22, 2002, is incorporated in Part III 13(a). Form 10-QSB filed on August 16, 2002, is incorporated in Part III 13(a). Form 10-QSB filed on November 20, 2002, is incorporated in Part III 13(a). Form 10-KSB filed on April 14, 2003, is incorporated in Part III 13(a). Form 10-QSB filed on May 19, 2003, is incorporated in Part III 13(a). Form 10-QSB filed on August 26, 2003, is incorporated in Part III 13(a). Form 10-QSB filed on November 20, 2003, is incorporated in Part III 13(a). Form 10-KSB filed on May 17, 2004, is incorporated in Part III 13(a). Form 10-QSB filed on May 20, 2004, is incorporated in Part III 13(a). Form 10-QSB filed on August 23, 2004, is incorporated in Part III 13(a). Form 10QSB filed on November 22, 2004, is incorporated in Part III 13(a). Form 10-KSB filed on May 16, 2005, is incorporated in Part III 13(a). Form 10-KSB/A filed on August 16, 2005, is incorporated in Part III 13(a). Form 10-KSB/A filed on December 5, 2005, is incorporated in Part III 13(a). Form 10-QSB filed on May 24, 2005, is incorporated in Part III 13(a). Form 10-QSB filed on August 16, 2005, is incorporated in Part III 13(a). Form 10-QSB filed on November 21, 2005, is incorporated in Part III 13(a).

Transitional Small Business Disclosure Format:  [  ] YES  [X] NO

                          MILLENIUM HOLDING GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I

ITEM 1.   DESCRIPTION OF BUSINESS                                             2
           BUSINESS DEVELOPMENT                                               2
           BUSINESS                                                           2
           PATENTS                                                            3

ITEM 2.   DESCRIPTION OF PROPERTY                                             4
ITEM 3.   LEGAL PROCEEDINGS                                                   4
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 4

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS                                                             5
ITEM 6.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                       6
ITEM 7.   FINANCIAL STATEMENTS                                                9
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL MATTERS                                                  10
ITEM 8A.  CONTROLS AND PROCEDURES                                            11
ITEM 8B.  OTHER INFORMATION                                                  11

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                  12
ITEM 10.  EXECUTIVE COMPENSATION                                             13
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     14
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     15
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   15
ITEM 14.  CONTROLS AND PROCEDURES                                            17

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

BUSINESS

Millenium Holding Group, Inc. (OTC BB: MNHG) is a publicly traded and fully reporting Company in early stage development. The passage of the Financial Modernization Act (Gramm-Leach-Bliley Act) will radically overhaul the nation's banking, insurance and securities markets. The Act allows one Company to possess all three disciplines. Millenium Holding intends to pursue the creation of an

Internet National Bank and an Internet Insurance Company. It is also exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market. The Company intends to, and is actively focusing on mortgage banking and real estate.

The Company has submitted the application for a Mortgage Banker license to the State of Nevada Mortgage Lending Division. The Company has recently obtained the conditional letter of approval from the Division of Mortgage Lending. The Company is in the process of submitting the license requirements needed for its wholly owned subsidiary to obtain the Mortgage Banker license.

The Company through its wholly owned subsidiary, FYNRE, is pursuing real estate development. The focus is to the development of real estate specializing in self-contained communities and other areas.

The Company intends to form an Internet bank and prepare an application to be filed with the Office of the Comptroller of the Currency (OCC) to charter a national bank. The bank will offer products and services through the use of the Internet. The Company will also file an application with the Federal Deposit Insurance Corporation (FDIC) for deposit insurance and will become a member of the Federal Reserve Systems.

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

ITEM 3. LEGAL PROCEEDINGS

On June 10, 2004 the Company filed a complaint with the Clark County, Nevada District Court (the "Court") alleging that Camden Holdings, Inc. breached the consulting agreement dated November 18, 2003 in several material respects. The Company is seeking the return of the 505,051 shares issued to Camden Holdings, Inc. and reimbursement for reasonable attorneys' and court fees. On June 22, 2004 the Court ordered a preliminary injunction restricting the sale or transfer of said shares. On June 10, 2005, the Court dismissed the Amended Answer, Counterclaim, and Third-party Complaint and granted leave to the Plaintiff to serve and file its Amended Complaint.

On February 14, 2005 the Company filed a complaint with the Clark County, Nevada District Court (the "Court") against Sutura, Inc., Fusion Capital Fund II, LLC and Fusion Capital Partners (the "Defendants") on numerous counts relating to the agreements entered into on July 9 and July 20, 2004. The counts included the following: breach of contract against Sutura, Inc, tortuous interference with contract against Fusion Capital Fund II, LLC and Fusion Capital Partners, LLC and conspiracy to breach implied covenant of good faith and fair dealing against all three entities. The Company is seeking judgment against the Defendants damages in an amount in excess of $10,000 plus interest, reasonable attorney's fees and costs of suit incurred and such other and further relief the Court deems just and proper. Case was transferred and is currently pending in the United States District Court for the District of Nevada.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "MNHG." The company has been able to determine the following high and low sales prices for each quarter from 01/01/04 to date and on May 1, 2006 as follows:

      Quarter            High               Low          Close
      -------            ----               ---          -----
      03/31/04           2.30               0.85          2.25
      06/30/04           2.50               1.20          1.28
      09/30/04           2.05               1.10          1.30
      12/31/04           1.45               0.37          0.45

      03/31/05           0.75               0.35          0.37
      06/30/05           0.35               0.17          0.29
      09/30/05           0.58               0.20          0.30
      12/31/05           0.655              0.36          0.53

      03/31/06           0.82               0.32          0.32
      05/01/06           0.24               0.24          0.24

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

(b) Holders

There are approximately 1,004 holders of the common equity of the Company. The transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado 80401.

(c) Dividends

There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company's revenues, earnings and financial condition.

(d) Recent Sales of Unregistered Securities

On January 28th, February 14th, March 1st, March 15th, April 15th, May 6th, May 23rd, May 26th, June 21st, July 2nd, July 14th, August 8th, August 15th, August 29th, September 1st, September 23rd, September 26th and September 27th, November 4th, November 14th, December 8th, December 12th, December 14th, and December 30th, 2005 and January 6th, March 28th, April 5th and April 27th, 2006, the Company entered into thirty convertible notes totaling $455,865.00.

On February 10, 2005, the Company entered into a Promissory Note with Envision Capital, LLC totaling $240,000.00. Pursuant to the terms of the note, five hundred thousand (500,000) restricted common shares of the Company are due Envision Capital. Said shares have not been issued. This note supersedes prior Promissory Notes dated December 23, 2005, January 13, January 19 and January 25, 2006.

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

Millenium Holding Group, Inc. (OTC BB: MNHG) is a publicly traded and fully reporting Company in early stage development. The passage of the Financial Modernization Act (Gramm-Leach-Bliley Act) will radically overhaul the nation's banking, insurance and securities markets. The Act allows one Company to possess all three disciplines. Millenium Holding intends to pursue the creation of an Internet National Bank and an Internet Insurance Company. It is also exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market. The Company intends to, and is actively focusing on mortgage banking and real estate.

The Company has submitted the application for a Mortgage Banker license to the State of Nevada Mortgage Lending Division. The Company has recently obtained the conditional letter of approval from the Division of Mortgage Lending. The Company is in the process of submitting the license requirements needed for its wholly owned subsidiary to obtain the Mortgage Banker license.

The Company through its wholly owned subsidiary, FYNRE, is pursuing real estate development. The focus is to the development of real estate specializing in self-contained communities and other areas.

The Company intends to form an Internet bank and prepare an application to be filed with the Office of the Comptroller of the Currency (OCC) to charter a national bank. The bank will offer products and services through the use of the Internet. The Company will also file an application with the Federal Deposit Insurance Corporation (FDIC) for deposit insurance and will become a member of the Federal Reserve Systems.

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

The cost associated with the acquisition and leasing of the software developed by Banking Software Co. and the integration technology created by IBM as well as the hiring of the numerous employees necessary to launch the Internet Bank will precipitate either a public offering, loans or the existing shareholders will re-invest on a private basis. The Company is attempting to raise at least five million dollars ($5,000,000), net of all fees and organizational costs within the next 12 months.

The software required for the Internet bank is state-of-the-art and can service up to a fourteen billion-dollar bank. The Systems will provide an automation System with multi-currency and multi-lingual abilities. The core system is stable and secure with an adaptable foundation that allows the Company to continue to focus its resources and attention on delivering products and services to its customers. The software, which can be adapted to the insurance business, will be the center of the Company's business, consists of the following five components:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

Our Management's Plan of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for operating expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

GOING CONCERN

As of December 31, 2005, the Company had recognized little revenue to date and had accumulated operating losses of approximately $10,106,875 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations. Subsequent to year-end, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. Under the Investment Agreement, Dutchess can invest up to $8,500,000 to purchase common stock pursuant to put notices by the Company. This agreement effectively provides an equity line of credit to be drawn upon at the Company's discretion. In addition, subsequent to year-end, the Company entered into an agreement with US Euro Securities, Inc. to serve as Placement Agent regarding a proposed "best efforts" equity/debt offering of a certain amount of securities to be issued by the Company.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statement of the Company are filed as a part of this Annual Report. See index to the financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Effective March 9, 2005, the Board of Directors dismissed Chavez & Koch, CPA's of Henderson, Nevada, as its independent auditors for the fiscal year ended December 31, 2004. The principal accountant's report on the financial statements for the past year was qualified as to the uncertainty of the company's ability to continue as a going concern, it was not modified as to audit scope, or accounting principals.

During the registrant's two most recent fiscal years and any subsequent interim period preceding said withdrawal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv) (B) through (E).

The registrant on March 14, 2005 appointed Franklin Griffith & Associates of Las Vegas, Nevada as its principal accountant. Neither the registrant nor anyone on its staff has consulted, Franklin Griffith & Associates during the two most recent past fiscal years, and any later interim period, regarding any matter for which reporting is required under regulation SB, Item 304(a) (2) (i) or (ii) and the related instructions. The Board of Directors approved the appointment of Franklin Griffith & Associates.

Effective November 18, 2005, the Board of Directors accepted the resignation of Franklin Griffith & Associates of Las Vegas, Nevada as its independent auditors. The principal accountant's report on the financial statements for the past year was qualified as to the uncertainty of the company's ability to continue as a going concern, it was not modified as to audit scope, or accounting principals.

During the registrant's two most recent fiscal years and any subsequent interim period preceding said withdrawal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv) (B) through (E).

The registrant on November 18, 2005 appointed De Joya Griffith & Company, Certified Public Accountants of Las Vegas, Nevada as its principal accountant. Neither the registrant nor anyone on its staff has consulted, De Joya Griffith & Company, Certified Public Accountants during the two most recent past fiscal years, and any later interim period, regarding any matter for which reporting is required under regulation SB, Item 304(a) (2) (i) or (ii) and the related instructions. The Board of Directors approved the appointment of De Joya Griffith & Company, Certified Public Accountants

Effective January 11, 2006, the Board of Directors accepted the resignation of De Joya Griffith & Company, LLC of Las Vegas, Nevada as the its independent auditors for the fiscal year ended December 31, 2005. The principal accountant's report on the financial statements for the past year was qualified as to the uncertainty of the company's ability to continue as a going concern, it was not modified as to audit scope, or accounting principals.

During the registrant's two most recent fiscal years and any subsequent interim period preceding said withdrawal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv) (B) through (E).

The registrant on March 17, 2006 appointed, Mendoza Berger & Company, LLC of Irvine, California as its principal accountant. Neither the registrant nor anyone on its staff has consulted, Mendoza Berger & Company, LLC during the two most recent past fiscal years, and any later interim period, regarding any matter for which reporting is required under regulation SB, Item 304(a) (2) (i) or (ii) and the related instructions. The Board of Directors approved the appointment of Mendoza Berger & Company, LLC.

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has two officers and two directors.

     Name                 Age                     Position and Offices Held
     ----                 ---                     -------------------------
Richard L. Ham             52                President, Treasurer and
                                             Member of the Board of Directors

Carla Aufdenkamp           43                Vice President, Secretary and
                                             Member of the Board of Directors

There are no agreements that a director will resign at the request of another person and the above named Directors are not acting on behalf of nor will act on behalf of another person.

The following is a brief summary of the Directors and Officers including their business experiences for the past five years.

Richard L. Ham has twenty-nine years experience in the financial planning and insurance industry. For the past twenty-one of those twenty-nine years, he has been involved in project management and business consulting. Eleven of those twenty-one years have been as the president of the Company formerly known as Amex Systems Corporation. Mr. Ham is also a licensed health and life insurance consultant. He has served as one of the first qualified continuing education instructors for the states of Nebraska and Iowa. Mr. Ham has conducted seminars throughout the Midwest for agents, agencies and other organizations on product knowledge, estate planning, motivation and promotion.

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

Carla Aufdenkamp has over twenty-four years experience in all phases of financial and insurance administration. She is very knowledgeable in office management, computer systems, organization, accounting and auditing. Ms. Aufdenkamp has worked with Ham Consulting for the past eleven years as its administrator. Ms. Aufdenkamp is married to Mr. Ham.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Set forth below is a summary of compensation for our officers for the fiscal year ended December 31, 2005, the six months ended December 31, 2004 and the fiscal years ended 2004 and 2003. There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by us.

                             ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                         -------------------------------    ----------------------------------
                                                                     Awards            Payouts
                                                            ------------------------   -------
                                                            Other                   Securities
                                                           Annual     Restricted    Underlying              All Other
                                                           Compen-      Stock        Options/      LTIP      Compen-
                          Year       Salary($)  Bonus($)  sation($)   Award(s)($)     SARs(#)   Payouts($)  sation($)
                          ----       ---------  --------  ---------   -----------     -------   ----------  ---------
Richard L. Ham, CEO,      2005      $354,750      $0         $0           $0          390,225      $0        $35,475
President (1)             2004      $322,500      $0         $0           $0          354,750      $0        $59,291
                          2003 (2)  $150,000      $0         $0           $0          165,000      $0        $23,622
                          2003      $262,500      $0         $0           $0          247,500      $0        $48,424

Carla Aufdenkamp, Vice    2005      $120,204      $0         $0           $0          132,224      $0        $12,020
President/Secretary (3)   2004      $111,300      $0         $0           $0          122,430      $0        $11,130
                          2003 (2)  $ 52,500      $0         $0           $0           57,750      $0        $ 5,250
                          2003      $ 96,750      $0         $0           $0           86,625      $0        $ 7,875

----------
1. Appointed Chief Executive Officer and President from January 1994 to June 1999 and October 1999 to current.
2.   Compensation for the six months ended December 31, 2004.
3. Appointed Vice President and Secretary from January 1994 to June 1999 and October 1999 to current.

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

Salary expense for the years ended December 31, 2005 and 2004 were $474,954 and $433,800 respectively. These salaries are being accrued. On November 30, 2004, the Board of Directors resolved to issue shares of its common stock to the President and to the Vice President/Secretary in exchange for accrued wages valued at $573,375.

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

Name and Address                          Amount of                 Percentage
of Beneficial Owner                   Beneficial Ownership           of Class
-------------------                   --------------------           --------
Ham Consulting Company. (*)           2,296,125                        10.9%
P.O. Box 22157
Lincoln, NE 68542

Richard L. Ham
Carla Aufdenkamp
12 Winding Road                      10,422,744 (1)                    49.4%
Henderson, NV 89052

All Executive Officers and
Directors as a Group (2)             12,718,869 (1)                    60.3%

Dennis Eliassen                       1,444,925                         6.8%
12 Winding Road
Henderson, NV 89052

----------
(*) Mr. Ham and his wife own 95% of Ham Consulting Co. Reginald L. Chamorre who resides in Belgium and is not active in the management of the Company owns the balance.
(1) Includes options to purchase 1,333,754 shares of common stock at an exercise price of $2.00 and $0.40 expiring within one year from the date employment ceases.

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

ITEMS 13. EXHIBITS

(A) EXHIBITS

3.1 Articles of Incorporation with Amendments filed with the Form 10 SB on December 9, 1999 and incorporated by reference.
3.2 By Laws filed with the Form 10 SB on December 9, 1999 and incorporated by reference
3.4      Amendment to Articles of Incorporation re Preferred stock
3.5*     Amended By Laws
4.*      Convertible Note @ 10% interest (Form)
4.1*     Convertible Note @ 8% interest (Form)
10.1     Employment Agreement dated April 3, 2003 with Mr. Ham
10.2     Employment Agreement dated April 3, 2003 with Ms. Aufdenkamp
10.3     Consulting Agreement (Form)
10.4     Consulting Agreement dated November 18, 2003 with Camden Holdings, Inc.
10.5 Asset and License Purchase Agreement dated March 29, 2004 with U.S. Probe, Inc.
10.6     Agreement and Plan of Merger dated July 9, 2004 with Sutura, Inc.
10.7 Common Stock Purchase Agreement and Registration Rights Agreement dated July 20, 2004 with Fusion Capital Fund II, LLC
10.8     Contract for Services dated August 4, 2004 with Vosnuevo Communication,
         Inc.
10.9     Contract  for  Consulting  Services  dated  September  6, 2004 with ERS
         Consulting
10.10    Promissory Note (form)
10.11    Agreement dated December 1, 2004 with KMA Capital Partners, Ltd.

10.12 Management Consulting Engagement Agreement dated February 7, 2005 with Cochran Edwards and Partners filed with this report
10.13 Market Awareness Engagement Agreement dated February 7, 2005 with Cochran Edwards and Partners
10.14 Equity Referral Agreement dated February 7, 2005 with Cochran Edwards and Partners
10.15 Financial Public Relations Agreement February 7, 2005 with Cochran Edwards and Partners
10.16    Engagement  Agreement  with Warren  White and Curt Newcom  dated May 5,
         2005
10.17 Finder's fee agreement with A Mortgage Source International, Inc., d/b/a Investment Consulting Group, Inc. dated July 12, 2005 and a revised finder's fee agreement dated July 28, 2005.
10.18    Consulting agreement with InvestSource, Inc. dated July 31, 2005.
10.19 Consulting agreement with Christopher Sena of Knight Imaging dated October 1, 2005.
10.20*   Consulting agreement with ERS Consulting dated December 31, 2005.
10.21* Promissory Note with Envision Capital, LLC dated February 10th, 2006 for $240,000, which supersedes prior promissory notes dated December 23, 2005, January 13th, January 19th and January 25th, 2006.
10.22* Consulting agreement with Christopher Sena of Knight Imaging dated January 5, 2006.
10.23* Investment Agreement and a Registration Rights Agreement with Dutchess Private Equities Fund, L.P. dated March 27, 2006.
10.24*   Engagement agreement with US EuroSecurities, Inc. dated March 31, 2006.
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed with this Report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal years ended December 31, 2005, the Company's principal accountant billed $20,000, for the audit of the Company's annual financial statements. For the year ended December 31, 2004, the Company's prior accountant billed the company approximately $20,834 for the annual audit of the financial statements and for the reviews of the financial statements included in the Company's Form 10-QSB filings for 2005 and 2004.

AUDIT-RELATED FEES

For the fiscal years ended December 31, 2005 and 2004, the Company's principal accountant billed $0 and $0, respectively, and the Company's prior accountant billed $0 and $5,820, respectively for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

TAX FEES

For the fiscal years ended December 31, 2005 and 2004, the Company's principal accountant billed $0 and $0, respectively, and the Company's prior accountant billed $0 and $2,638, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

For the fiscal years ended December 31, 2005 and 2004, the Company's principal accountant billed $0 and $0, respectively, and the Company's prior accountant billed $0 and $688, respectively, for products and services other than those described above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Millenium Holding Group, Inc.
May 3, 2006

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


                                        /s/ Carla Aufdenkamp
                                        ----------------------------------------
                                        Carla Aufdenkamp
                                        Vice President/ Secretary/ Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Millenium Holding Group, Inc.

We have audited the accompanying consolidated balance sheet of Millenium Holding Group, Inc., as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the year then ended and from inception (December 31, 1998) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Millenium Holding Group, Inc., as of December 31, 2004 were audited by other auditors, whose report dated May 13, 2005, on those statements included an explanatory paragraph that described the uncertainty of the Company's ability to continue as a going concern discussed in Note 3 to the consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millenium Holding Group, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended and from inception (December 31, 1998) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Mendoza Berger & Company, LLP
-------------------------------------
Mendoza Berger & Company, LLP
Irvine, California
April 25, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Millenium Holding Group, Inc.:

We have audited the accompanying balance sheets of Millenium Holding Group, Inc. (a Development Stage Company) (a Nevada corporation) as of December 31, 2004 and the related statements of operations, stockholder's equity, and cash flows for the year ended December 31, 2004 and for the period from December 31, 1998 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Millenium Holding Group, Inc. as of December 31, 2003. Those statements ere audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period from December 31, 1998 (Inception) to December 31, 2003, is based solely on the report of the other auditors.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 3 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Franklin Griffith & Associates
---------------------------------------

May 13, 2005
Las Vegas, Nevada

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                     Consolidated
                                                                      12/31/2005             12/31/2004
                                                                     ------------           ------------
                                     ASSETS

ASSETS:

Current assets:
  Cash                                                               $         --           $      7,884
  Prepaid expense                                                           5,880                  9,913
                                                                     ------------           ------------
      Total current assets                                                  5,880                 17,797
Other assets:
  Intangible assets, net of accumulated amortization of
   $8,736 and $4,468, respectively                                         30,120                 34,488
  Prepaid expense - long term portion                                           0                  5,664
  Deposits and other                                                       99,600                 13,590
                                                                     ------------           ------------
      Total other assets                                                  129,720                 53,742
                                                                     ------------           ------------

TOTAL ASSETS                                                         $    135,600           $     71,539
                                                                     ============           ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities
  Accounts payable                                                   $    806,750           $    321,783
  Accrued wages - related party                                           913,588                619,425
  Accrued payroll taxes                                                    79,043                 91,853
  Accrued interest                                                        299,378                119,570
  Notes payable                                                           642,000                175,365
  Notes payable - related party                                                --                 32,495
                                                                     ------------           ------------
      Total current liabilities                                         2,740,759              1,360,491
                                                                     ------------           ------------

COMMITMENTS AND CONTINGENCIES                                                  --                     --
                                                                     ------------           ------------

STOCKHOLDERS' DEFICIT
  Preferred non-voting stock, $.001 par value, 3,000,000
   shares Authorized, 0 shares issued and outstanding at
   December 31, 2005 and December 31, 2004                                     --                     --
  Common stock, $.05 par value, 50,000,000 shares
   authorized, 21,095,769 and 19,451,166  shares issued and
   outstanding at December 31, 2005 and December 31, 2004               1,054,789                972,559
  Additional paid-in capital                                            6,446,927              5,899,906
  Accumulated deficit during development stage                        (10,106,875)            (8,161,417)
                                                                     ------------           ------------
      Total stockholders' deficit                                      (2,605,159)            (1,288,952)
                                                                     ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    135,600           $     71,539
                                                                     ============           ============

   The accompanying reports of independent registered public accounting firms and notes should be read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                     Year ended
                                                         -------------------------------         Inception
                                                         Consolidated                         (12/31/98) to
                                                          12/31/2005         12/31/2004         12/31/2005
                                                         ------------       ------------       ------------
REVENUE:                                                 $         --       $        610       $     20,930

EXPENSES:
  General and administrative expenses                        (474,709)          (720,110)        (2,679,693)
  Expenses associated with canceled contracts                      --         (1,366,438)        (1,366,438)
  Amortization expense                                         (4,368)            (4,368)            (8,736)
  General and administrative expenses - related party        (474,954)          (460,841)        (1,739,171)
                                                         ------------       ------------       ------------
      Total expenses                                         (954,031)        (2,551,757)        (5,794,038)
                                                         ------------       ------------       ------------

Loss from operations                                         (954,031)        (2,551,147)        (5,773,108)
                                                         ------------       ------------       ------------
OTHER INCOME (EXPENSE):
  Other income                                                     --                 --                360
  Other expense                                                    --                 --             (1,222)
  Interest expense                                           (991,427)          (297,006)        (1,836,281)
                                                         ------------       ------------       ------------
      Total other income (expense)                           (991,427)          (297,006)        (1,837,143)
                                                         ------------       ------------       ------------

Income before income taxes                                         --         (2,848,153)                --

Income taxes                                                       --                 --                 --
                                                         ------------       ------------       ------------

Net loss                                                 $ (1,945,458)      $ (2,848,153)      $ (7,610,251)
                                                         ============       ============       ============
Weighted average number of
 common shares outstanding                                 17,072,817         16,442,770         11,762,623
                                                         ============       ============       ============

Net loss per share                                       $      (0.09)      $      (0.17)      $      (0.65)
                                                         ============       ============       ============

   The accompanying reports of independent registered public accounting firms and notes should be read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
          FROM INCEPTION (DECEMBER 31, 1998) THROUGH DECEMBER 31, 2005

                                                                                                  Accumulated
                                                                   Additional                   Deficit during       Total
                                          Common Stock              Paid In         Stock        Development     Stockholders'
                                      Shares          Value         Capital      Subscriptions      Stage           Deficit
                                      ------          -----        ----------    -------------      -----           -------
Balance December 31, 1998           21,888,124     $ 1,094,406    $ 1,402,219        $   --      $(2,496,624)     $       1

Reverse stock split
June 2, 1999                       (21,183,255)             --             --            --               --             --

Net income (loss)
December 31, 1999                           --              --             --            --          (25,142)       (25,142)
                                   -----------     -----------    -----------        ------      -----------      ---------

Total December 31, 1999                704,869       1,094,406      1,402,219            --       (2,521,766)       (25,141)
                                   ===========     ===========    ===========        ======      ===========      =========
Stock for professional services
December 31, 2000                      225,000          11,250         32,800            --               --         44,050

Acquisition of assets for stock
December 31, 2000                    1,488,815          74,441         (1,019)           --               --         73,422

5 for 1 forward stock split
December 31, 2000                    9,093,220        (604,502)       604,502            --               --             --

Net income (loss)
December 31, 2000                           --              --             --            --         (301,504)      (301,504)
                                   -----------     -----------    -----------        ------      -----------      ---------

Total December 31, 2000             11,511,904         575,595      2,038,502            --       (2,823,270)      (209,173)
                                   ===========     ===========    ===========        ======      ===========      =========
Stock for professional services
December 31, 2001                      344,500          17,225         41,250            --               --         58,475

Stock issued on default of
convertible note
December 31, 2001                      472,500          23,625         28,875            --               --         52,500

Net income (loss)
December 31, 2001                           --              --             --            --         (365,277)      (365,277)
                                   -----------     -----------    -----------        ------      -----------      ---------

Total December 31, 2001             12,328,904         616,445      2,108,627            --       (3,188,547)      (463,475)
                                   ===========     ===========    ===========        ======      ===========      =========
Stock issued for future services
February 13, 2002                      160,000           8,000         40,000            --               --         48,000

   The accompanying reports of independent registered public accounting firms and notes should be read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
          FROM INCEPTION (DECEMBER 31, 1998) THROUGH DECEMBER 31, 2005

                                                                                                  Accumulated
                                                                   Additional                   Deficit during       Total
                                          Common Stock              Paid In         Stock        Development     Stockholders'
                                      Shares          Value         Capital      Subscriptions      Stage           Deficit
                                      ------          -----        ----------    -------------      -----           -------
Stock issued for payment of
commissions
February 19, 2002                      4,500            225            1,125         --               --              1,350

Stock issued for future professional
services February 19, 2002            18,333            917            4,583         --               --              5,500

Stock issued for payment of
accounts payable
February 19, 2002                    229,795         11,490           68,938         --               --             80,428

Stock issued for payment of
expenses by shareholder
February 19, 2002                    209,375         10,469           52,344         --               --             62,813

Stock issued for
convertible notes
February 19, 2002                     22,500          1,125            5,625         --               --              6,750

Stock issued for
professional services
November 11, 2002                     17,000             850           1,700         --               --              2,550

Stock issued on default
of convertible note
November 11, 2002                     31,250           1,563           1,120         --               --              2,683

Stock issued on default
of convertible note
November 11, 2002                    250,000          12,500           8,964         --               --             21,464

Stock issued for
convertible notes
November 11, 2002                    160,000           8,000          16,000         --               --             24,000

Stock issued on default
of convertible note
November 11, 2002                    125,000           6,250           4,482         --               --             10,732

Acquisition of assets for stock
November 11, 2002                     75,000           3,750           7,500         --               --             11,250

Stock issued for
professional services
November 11, 2002                    150,000           7,500          15,000         --               --             22,500

   The accompanying reports of independent registered public accounting firms and notes should be read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
          FROM INCEPTION (DECEMBER 31, 1998) THROUGH DECEMBER 31, 2005

                                                                                                  Accumulated
                                                                   Additional                   Deficit during       Total
                                          Common Stock              Paid In         Stock        Development     Stockholders'
                                      Shares          Value         Capital      Subscriptions      Stage           Deficit
                                      ------          -----        ----------    -------------      -----           -------
Stock issued for
professional services
November 11, 2002                     63,043           3,152            6,304             --              --           9,456

Stock issued for
professional services
November 11, 2002                    130,000           6,500           13,000             --              --          19,500

Net income (loss)
December 31, 2002                         --              --               --             --        (604,176)       (604,176)
                                 -----------     -----------      -----------    -----------     -----------     -----------

Total December 31, 2002           13,974,700         698,736        2,355,312             --      (3,792,723)       (738,675)
                                 ===========     ===========      ===========    ===========     ===========     ===========
Stock issued for
notes payable
December 3, 2003                      75,000           3,750          157,500             --              --         161,250

Stock issued for
notes payable
December 3, 2003                      25,000           1,250           46,250             --              --          47,500

Stock issued for
professional services
December 3, 2003                       5,000             250            9,250             --              --           9,500

Stock issued for
notes payable
December 4, 2003                       5,000             250            9,250             --              --           9,500

Stock issued for
professional services
December 17, 2003                    505,051          25,253          474,748       (441,096)             --          58,904

Net income (loss)
December 31, 2003                         --              --               --             --      (1,520,541)     (1,520,541)
                                 -----------     -----------      -----------    -----------     -----------     -----------

Total December 31, 2003           14,589,751     $   729,489      $ 3,052,310    $  (441,096)    $(5,313,264)    $(1,972,561)
                                 ===========     ===========      ===========    ===========     ===========     ===========

Stock subscriptions expensed
March 31, 2004                            --              --               --        124,657              --         124,657

Stock issued for
professional services
June 9, 2004                          25,000           1,250           32,000             --              --          33,250

   The accompanying reports of independent registered public accounting firms and notes should be read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
          FROM INCEPTION (DECEMBER 31, 1998) THROUGH DECEMBER 31, 2005

                                                                                                  Accumulated
                                                                   Additional                   Deficit during       Total
                                          Common Stock              Paid In         Stock        Development     Stockholders'
                                      Shares          Value         Capital      Subscriptions      Stage           Deficit
                                      ------          -----        ----------    -------------      -----           -------
Stock issued for
notes payable
June 17, 2004                       1,895,000         94,750          539,330             --             --         634,080

Stock issued for
notes payable
June 17, 2004                          50,000          2,500           62,500             --             --          65,000

Stock issued for
professional services
June 17, 2004                         416,500         20,825          354,025             --             --         374,850

Stock issued for
professional services
June 17, 2004                         166,500          8,325           24,183             --             --          32,508

Stock issued for payment of
accounts payable
July 8, 2004                           17,716            885           20,905             --             --          21,790

Stock issued for future
professional services
July 20, 2004                         681,818         34,091        1,015,909     (1,050,000)            --              --

Stock issued for
professional services
September 22, 2004                     25,000          1,250           36,250             --             --          37,500

Stock issued for
professional services
September 22, 2004                     75,000          3,750          108,750        (65,625)            --          46,875

Record correct cost of stock
issuance/beneficial conversion
feature                                    --             --          155,813             --             --         155,813

Stock issued for
accrued wages
December 1, 2004                    1,508,881         75,444          497,931             --             --         573,375

Stock subscriptions expensed
December 31, 2004                          --             --               --      1,432,064             --       1,432,064

Net income (loss)
December 31, 2004                          --             --               --             --     (2,848,153)     (2,848,153)
                                  -----------    -----------      -----------    -----------    -----------     -----------

Total December 31, 2004            19,451,166    $   972,559      $ 5,899,906    $        --    $(8,161,417)    $(1,444,765)
                                  ===========    ===========      ===========    ===========    ===========     ===========

   The accompanying reports of independent registered public accounting firms and notes should be read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
          FROM INCEPTION (DECEMBER 31, 1998) THROUGH DECEMBER 31, 2005

                                                                                                  Accumulated
                                                                   Additional                   Deficit during       Total
                                          Common Stock              Paid In         Stock        Development     Stockholders'
                                      Shares          Value         Capital      Subscriptions      Stage           Deficit
                                      ------          -----        ----------    -------------      -----           -------
Stock issued for
notes payable
March 15, 2005                       83,460            4,173           25,038           --              --           29,211

Stock issued for
professional services
March 15, 2005                       78,143            3,907           36,093           --              --           40,000

Stock issued for
Notes payable
September 30, 2005                1,378,000           68,900          453,640           --              --          522,540

Stock issued for
professional services
September 30, 2005                  105,000            5,250           32,250           --              --           37,500

Net loss
December 31, 2005                        --               --               --           --      (1,945,458)      (1,945,458)
                                 ----------     ------------     ------------     --------    ------------     ------------
Total December 31, 2005
- Consolidated                   21,095,769     $  1,054,789     $  6,446,927     $     --    $(10,106,875)    $ (2,605,159)
                                 ==========     ============     ============     ========    ============     ============


   The accompanying reports of independent registered public accounting firms and notes should be read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                          Year Ended                      Inception
                                                             ---------------------------------          (12/31/98) to
                                                             Consolidated                                 12/31/2005
                                                              12/31/2005            12/31/2004           Consolidated
                                                              ----------            ----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,945,458)          $(2,848,153)          $(7,610,251)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
    Write off of subscribed stock                                     --               441,096               441,096
    Depreciation and amortization                                  4,368                 4,368                 8,736
    Stock issued for services                                     77,500             2,252,011             2,369,854
  (Increase) decrease in:
    Prepaid expenses                                               4,033               (15,577)               (5,880)
    Deposits and other                                           (80,346)               10,000               (99,600)
  Increase (decrease):
    Accounts payable                                             484,967              (323,316)              806,750
    Accrued wages and related expenses                           179,808              (177,697)              299,378
    Accrued expenses                                             281,352                33,186               992,631
                                                             -----------           -----------           -----------
Net cash provided by (used in) operating activities             (993,776)             (624,082)           (2,797,286)
                                                             -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of intangible asset                                     --                    --               (38,856)
                                                             -----------           -----------           -----------
Net cash used by investing activities                                 --                    --               (38,856)
                                                             -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                           --                    --                80,429
  Proceeds from issuance of notes payable                        487,500                63,000             1,271,575
  Payments of notes payable                                      (53,360)             (130,140)             (183,500)
  Conversion of notes payable                                    551,752               699,080             1,667,638
                                                             -----------           -----------           -----------
Net cash provided by (used in) financing activities              985,892               631,940             2,836,142
                                                             -----------           -----------           -----------

NET INCREASE (DECREASE) IN CASH                                   (7,884)                7,858                    --

CASH, beginning of period                                          7,884                    26                    --
                                                             -----------           -----------           -----------
CASH, end of period                                          $        --           $     7,884           $        --
                                                             ===========           ===========           ===========

SUPPLEMENTARY INFORMATION:
  Cash paid for interest                                     $     1,918           $     1,047           $     2,965
                                                             ===========           ===========           ===========
  Cash paid for taxes                                        $        --           $        --           $        --
                                                             ===========           ===========           ===========

   The accompanying reports of independent registered public accounting firms and notes should be read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF ORGANIZATION

Millenium Holding Group, Inc., a Nevada corporation, ("we", "our", "us", or the "Company") was incorporated December 22, 1969 under the name AMEX Systems Corporation. The Company had been organized for the purpose of merging other corporations together to achieve savings from consolidations. In 1995 the Company became inactive and did not actively conduct operations, generate revenue, or incur expenses.

The name of the Company was formally changed to Millenium Holding Group, Inc. in 1999, at which time the Company became active again and started to expand its services and revenues. The Company is pursuing the creation of an Internet National Bank and an Internet Insurance Company while exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market. In addition, the Company is pursuing mortgage banking and real estate development.

The Company has had minimal revenues to date. As such, the Company is considered a development stage company in accordance with Statement on Financial Accounting Standards No. 7. Accordingly, some of the Company's accounting policies and procedures have not yet been established.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, consistently applied. The fiscal year end is December 31.

BASIS OF PRESENTATION

The consolidated financial statements for the year ended December 31, 2005 include the accounts of the Company and all majority owned subsidiaries. All significant intercompany accounts, if any, have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

EARNINGS PER SHARE CALCULATIONS

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding was 17,072,817 and 16,442,770 for the periods ended December 31, 2005 and 2004, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2005 and 2004, respectively, the Company had 235,500 and 0 outstanding securities that could have a dilutive effect on the outstanding common stock.

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

The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses. As of December 31, 2005, the Internal Revenue Service has not imposed any interest or penalties for failure to file

Due to previous losses and their related net operating loss carry-forwards for tax purposes, management does not anticipate that interest or penalties will be imposed.

ACCRUED PAYROLL TAXES

The  Company  has  accrued  for unpaid  federal  payroll  taxes in the amount of
$79,043 and $60,996 for the years ended December 31, 2005 and 2004, respectively. The Company has yet to file its payroll tax forms with the Internal Revenue Service and related State taxing authorities. Once filed, the Company anticipates that it will receive additional penalties and interest associated with its filings. However, the Company has only accrued what it actually expects to pay at this time.

ADVERTISING

Advertising costs are to be expensed when incurred. Advertising expenses for the years ended December 31, 2005 and 2004 were $1,770 and $6,761 respectively.

REVENUE RECOGNITION

The  company  will   recognize   revenues  when  earned,   fees  are  fixed  and
determinable, and collectible is assured.

STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) eliminates the option to use APB 25's intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

On July 1, 2005, the Company adopted the "modified prospective method" which requires the Company to recognize compensation costs, for all share-based payments granted, modified or settled, in financial statements issued subsequent to July 1, 2005, as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. The adoption of SFAS 123(R) did not have a material effect on the Company's financial condition or results of operations because subsequent to July 1, 2005, the Company did not enter into any share-based transactions.

Prior to July 1, 2005, the Company accounted for its stock-based compensation using APB 25 and related interpretations. Under APB 25, compensation expense was recognized for stock options with an exercise price that was less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost was recognized for these options prior to June 30, 2005.

Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company's net (loss) income and net (loss) income per share for the years ended December 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

                                                    For the Year Ended       For the Year Ended
                                                     December 31, 2005        December 31, 2004
                                                     -----------------        -----------------
Net loss attributable to common shareholders:
  As reported                                           $(1,945,458)             $(2,848,153)
  Stock-based employee compensation
  determined under the fair value based method                   (0)                (365,070)
                                                        -----------              -----------
Pro forma                                               $(1,945,458              $(3,213,223)
                                                        ===========              ===========
Net loss per share:
  As reported                                           $     (0.09              $     (0.20)
  Pro forma                                             $     (0.09              $     (0.20)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123, and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). All transactions in which goods or services are consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

The Company accounts for the re-pricing and re-issuing of stock options under the variable accounting provisions of FIN 44.

INTANGIBLE ASSETS AND AMORTIZATION

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Accordingly, intangible assets with indefinite lives are not amortized. Intangible assets with finite useful lives are mortised either on a straight-line basis over the asset's estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets.

RECLASSIFICATIONS

Management has made certain reclassifications to the prior year financial statements to conform to the current year presentation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this SFAS 153 are to be applied prospectively and are effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of SFAS 153 to have a material impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement". SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect adoption of SFAS 154 to have a material impact on its financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155 ("SFAS155"), "Accounting for Certain Hybrid Financial Instruments", which amends SFAS Nos. 133 and 140. This Statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interest in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The provisions of this statement are to be applied for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The company currently does not expect the adoption of SFAS 155, to have a material impact in the financial condition or results of operations.

In March 2006,  the FASB issued the SFAS No. 156 ("SFAS  156"),  Accounting  for
Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which respect to the accounting for separately recognized servicing assets and servicing liabilities, This Statement, (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any situations, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable,
(3) permits an entity to choose either of the following subsequent measurements methods for each class of separately recognized servicing assets and servicing liabilities, (4) at its initial adoption, permits a one-time reclassification of available-for0sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities, under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a sevicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and servicing liabilities subsequently at fair value in the statement of position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The provisions of this statement are to be applied for servicing assets and liabilities acquired or issued for fiscal years beginning after September 15, 2006. The company currently does not expect the adoption of SFAS 155, to have a material impact in the financial condition or results of operations.

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2005, the Company had recognized little revenue to date and had accumulated operating losses of approximately $10,106,877 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at December 31:

Architectural Study Costs                    $27,606             10 year estimated remaining useful life
Annual amortization cost                       2,761

Anythingfinancial.com domain name            $11,250             7 year estimated remaining useful life
Annual amortization cost                       1,607

The total amortization expense for the year ended December 31, 2005 is $4,368. Management has made a determination as of December 31, 2005 that the assets are not impaired.

NOTE 5 - DEPOSITS AND OTHER ASSETS

Deposits and other assets are comprised of the following at December 31, 2005:

Earnest money deposits                                                   $82,500
Property and utility deposits                                              7,100
Clerk bond                                                                10,000
                                                                         -------
                                                                         $99,600
                                                                         =======
NOTE 6 - NOTES PAYABLE

Notes payable are comprised of the following at December 31,

                                                   2005                   2004
                                                 --------               --------
Convertible Notes                                $446,000               $ 71,000
Other Notes                                      $196,000               $104,365
                                                 --------               --------
Total Notes Payable                              $642,000               $175,365
                                                 ========               ========

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

On November 4, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On November 4, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On November 14, 2005, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 8, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $25,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 100,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 12, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 14, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 30, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

Shares issued upon conversion plus the shares set forth in the above paragraphs shall be subject to the restrictions pursuant to Rule 144 of the Securities Act of 1933 and will have "piggyback" rights of registration. All accumulated but unpaid interest shall be extinguished upon conversion. Should all the holders of the above convertible notes elect conversion upon the maturity date, Change to 2,358,500 shares (including the additional shares set forth in the agreements) would be due and payable by the Company.

In the event the Company  fails to pay the principal and interest due within ten
(10) days following the maturity date, the holder of a convertible note has the option to declare the unpaid principal amount and accrued interest immediately due and payable. In the event the Company fails to cure the default within twenty (20) days, the Company will issue common shares at the default rate per the terms of the agreement in full payment. All accumulated but unpaid interest shall be extinguished. Should all the holders of the above convertible notes elect conversion under default, 3,435,750 shares (including the additional shares set forth in the agreements) would be due and payable by the Company.

On March 29, 2004, the Company entered into a verbal agreement with an individual to purchase a note for $3,500. The note is non-interest bearing and is payable on demand.

In April 2004, the Company agreed to sell 200,000 shares of restricted stock to a Nevada Corporation for $0.50 per share. On April 12, 2004, $30,000 was paid to the Company and on May 10, 2004, $15,000 was paid on behalf of the Company. The remaining balance of $55,000 is no longer payable to the Company and no shares payable per this agreement have been or will be issued. At December 31, 2005 the $45,000 paid to or on behalf of the Company is included in notes payable.

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

On November 5, 2005, the Company entered into a verbal agreement with an individual to purchase a note for $7,500. The note is non-interest bearing and is payable on demand.

On December 23, 2005, the Company entered into an agreement with Envision Capital, LLC to purchase a note for the principal sum of $75,000. The principal sum plus interest on the unpaid principal at the rate of 6% per annum shall be due and payable on May 31, 2006. Additionally, the Company agreed to issue the holder 250,000 restricted shares of the Company's stock.

The company applies both APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 00-19, "Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company's Own Stock" for treatment of the convertible debt. They require the company to expense the "Beneficial Conversion Feature" in the current year. This means the difference between the fair value of the common stock and the conversion price will be amortized over the term of the note. The company recorded an expense of $954,599 related to prior convertible notes issued during the year to reflect the beneficial conversion (or non-cash interest expense).

NOTE 7 - NOTES PAYABLE - RELATED PARTY

During 2004, the Company had various related party notes outstanding in the aggregate amount of $32,495. These notes were payable in 90 days and accrued interest at the rate of 8% per annum. During 2005, all notes were paid in full.

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

Per the employment agreements detailed above, a vehicle shall be provided to the Employee at the Company's expense at the earliest feasible time. During the year ended December 31, 2004, the Company entered into a vehicle operating lease, which calls for monthly payments of $809 for a term of twenty four months. At December 31, 2005, $5,880 of prepaid lease payments was included in current assets.

During the year ended December 31, 2005 and 2004, the Company incurred interest expense of $196 and $1,002 in connection with notes payable to the officers of the company.

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

Salary expense for the years ended December 31, 2005 and 2004 was $474,954 and $433,800, respectively. At a special meeting held on November 30, 2004 the Company's Board of Directors resolved to issue shares of its common stock to the officers of the Company in exchange for accrued wages valued at $573,375. As of December 31, 2005 accrued wages of $913,588 are due to the officers of the Company.

For the years ended December 31, 2005 and 2004, consulting fees paid to the officers of the Company were $0 and $27,041, respectively

In June, 2004, the Company paid $10,000 to Fusion Capital Fund II, LLC as reimbursement for expenses related to the July 20, 2004 agreement.

The headquarters of the company are located at 12 Winding Road, Henderson, NV 89052.

NOTE 8 -COMMON STOCK

As of December 31, 2004 there were 19,451,166 shares of stock outstanding.

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

On March 15, 2005, the Company issued 83,460 shares of its common stock to the holder of a convertible note in full payment per the terms set forth in the agreement.

On September 30, 2005, the Company issued 60,000 shares of its common stock in exchange for professional services per the terms of the engagement agreement dated May 5, 2005. The value of these services was deemed to be the fair market value as of the close of business May 5, June 5, July 5 and August 5, 2005, which was $0.20, $0.29, $0.29 and $0.40 respectively, or a total contract value of $17,700.

On September 30, 2005, the Company issued 45,000 shares of its common stock in exchange for professional services per the terms of the consulting services agreement dated July 31, 2005. The value of these services was deemed to be the fair market value as of the close of business, which was $0.44, or a total contract value of $19,800.

On September 30, 2005, the Company issued 1,328,000 shares of its common stock to the holders of convertible notes in full payment per the terms set forth in the agreement.

On September 30, 2005, the Company issued 50,000 shares of its common stock to the holder of a note dated November 29, 2004 in exchange for the extending of the note. The value of these shares was based on the fair market value as of the date of the transaction, which was $12,500.

As of December 31, 2005, there were 21,095,769 shares of stock outstanding.

All stock subscriptions which were issued during the year have been expensed as of December 31, 2005 due to canceled contracts or management feeling the potential services / monies were not to be received.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For each of the years ended December 31, 2005 and 2004, the Company has incurred expenses of $42,000.

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

On August 4, 2004, the Company entered into an agreement with Vosnuevo Communications (the "Contractor") to provide services as are generally consistent with the duties of public relations and investor relations representatives. As compensation for all services rendered under this agreement, 100,000 restricted shares of the Company was issued to Contractor. On August 9, 2004 the Company cancelled said agreement, and issued 25,000 shares of its common stock on September 22, 2004 in full payment of services rendered .

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

On February 7, 2005, the Company entered into a Management Consulting Engagement Agreement with Cochran Edwards and Partners to provide management consulting and related services to the Company, including, without limitation, assisting the management of the Company in its relations with the insurance community, government agencies, as well as with the owners, management and affiliates of any one or more potential acquisition candidates. The term of the agreement expired on July 15, 2005.

On February 7, 2005, the Company entered into a Market Awareness Engagement Agreement with Cochran Edwards and Partners to provide various market awareness and road show matters including, without limitation, advisory and tactical services to provide strategic advice and tactical services as it relates to the company and stock accelerated growth efforts of the company; provide market maker and broker-dealer market awareness advisory and tactical services; and provide market maker and broker-dealer road show advisory and tactical services. The term of the agreement shall be from February 7, 2005 until terminated by the Company.

On February 7, 2005, the Company entered into an Equity Referral Agreement with Cochran Edwards and Partners to introduce potential investors to the company. The term of the agreement shall be from February 7, 2005 to February 7, 2007.

On February 7, 2005, the Company entered into a Financial Public Relations Agreement with Cochran Edwards and Partners to establish a financial public relations methodology, assist with in the implementation of its business plan, expose the company to financial analysts, business media and trade and industry publications, prepare corporate profile and fact sheets, conduct tele-marketing campaign, assist with news releases, and serve as news media and shareholder contact. Compensation under the agreement is $7,500. The term of the agreement shall be from February 7, 2005 to February 7, 2006.

On March 15, 2005, the Company issued 25,000 restricted shares of its common stock to David Cochran and 25,000 restricted shares of its Common stock to Cochran Edwards and Partners on March 15, 2005 under the agreements.

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

On July 27, 2005, the Company made an offer to purchase real estate. Earnest money deposited on the property was $5,000. On November 4, 2005, the Company entered into an amended purchase agreement to the July 27, 2005 offer to purchase real estate for $975,000 subject to financing. Earnest money deposited on the property was $7,500. On December 5, 2005, the Company entered into an amended purchase agreement to $1,000,000. Earnest money deposited on the property was $20,000. On December 19, 2005, the Company released $12,500 of the earnest money deposited to the Seller, which applies against the purchase price upon closing.

On July 28, 2005, the Company entered into an agreement with Fisher Enterprises, LLC where a 3% one-time fee on the funded amount to be split on a 50-50 basis with Investment Consulting Group, Inc upon the closing of financing from an introduced funding source. The retainer fee paid under agreement was $3,500.

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

On October 1, 2005, the Company entered into consulting agreement with Christopher Sena of Knight Imaging to perform and consult on matters relating to he graphic art, internet presence, design work and security issues of the Company. The term of the agreement is from October 1, 2005 to December 31, 2005. Compensation under the agreement is 25,000 in restricted common stock of the Company.

On October 5, 2005, the Company entered into a purchase agreement to purchase a Nevada Mortgage Company for $225,000. This acquisition is subject to approval by the applicable Nevada regulatory agency, due diligence and audit.

On December 31, 2005, the Company entered into an agreement with ERS Consulting (the "Consultant") to perform the following services: consult with the officers concerning matters relating to investor relations, maximizing shareholder value and market liquidity and others to promote awareness and exposure of the Company. As compensation for all services rendered under this agreement, the Company issued 45,000 restricted shares of its common stock to Consultant. The agreement began on December 31, 2005 and expired sixty days later on March 1, 2006.

LITIGATION

On June 10, 2004 the Company filed a complaint with the Clark County, Nevada District Court (the "Court") alleging that Camden Holdings, Inc. breached the consulting agreement dated November 18, 2003 in several material respects. The Company is seeking the return of the 505,051 shares issued to Camden Holdings, Inc. and reimbursement for reasonable attorneys' and court fees. On June 22, 2004 the Court ordered a preliminary injunction restricting the sale or transfer of said shares. On June 10, 2005, the Court dismissed the Amended Answer, Counterclaim, and Third-party Complaint and granted leave to the Plaintiff to serve and file its Amended Complaint.

On February 14, 2005, the Company filed a complaint with the Clark County, Nevada District Court (the "Court") against Sutura, Inc., Fusion Capital Fund II, LLC and Fusion Capital Partners (the "Defendants") on numerous counts relating to the agreements entered into on July 9 and July 20, 2004. The counts included the following: breach of contract against Sutura, Inc, tortuous interference with contract against Fusion Capital Fund II, LLC and Fusion Capital Partners, LLC and conspiracy to breach implied covenant of good faith and fair dealing against all three entities. The Company is seeking judgment against the Defendants damages in an amount in excess of $10,000 plus interest, reasonable attorney's fees and costs of suit incurred and such other and further relief the Court deems just and proper. Case is pending under the United States District Court for the District of Nevada

NOTE 10 - SUBSEQUENT EVENTS

On January 3, 2006, the Company entered into an engagement agreement with Stout Risius Ross, Inc. to consult on matters relating to the current litigation of the Company. The term of the engagement ends when the case is over. Compensation for services to be billed.

On January 5, 2006, the Company entered into a consulting agreement with Christopher Sena of Knight Imaging to perform and consult on matters relating to the graphic art, internet presence, design work and security issues of the Company. The term of the agreement is from January 1, 2006 to June 30, 2006. Compensation under the agreement is 25,000 in restricted common stock of the Company.

On January 6, 2006, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On February 10, 2006, the Company entered into an agreement with Envision Capital, LLC to purchase a note for the principal sum of $240,000. This note supersedes prior Promissory Notes dated December 23, 2005, January 13, January 19 and January 25, 2006. The principal sum plus interest on the unpaid principal at the rate of 6% per annum shall be due and payable on May 31, 2006. Additionally, the Company agreed to issue the holder 500,000 restricted shares of the Company's stock.

On March 27, 2006, the Company entered into a series of definitive agreements with Dutchess Private Equities Fund, L.P., a Delaware corporation. The agreements include an Investment Agreement and a Registration Rights Agreement. Under the Investment Agreement, Dutchess can invest up to $8,500,000 to purchase common stock pursuant to put notices by the Company. This agreement effectively provides an equity line of credit to be drawn upon at the Company's discretion. Under the Registration Rights Agreement, the Company agrees, to use its commercially reasonable efforts, to register all the shares that could be issued pursuant to the Investment Agreement within ninety (90) days of the execution of the agreements.

On March 28, 2006, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On March 31, 2006, the Company entered into an agreement with US Euro Securities, Inc., a California corporation to serve as Placement Agent regarding a proposed "best efforts" equity/debt offering of a certain amount of securities to be issued by the Company. The Placement Agent will receive a 10% fee of the gross proceeds of Equity Placement, Convertible Debt or Hybrid Security financing and a 2% fee of the gross of any debt financing accepted by the Company. The term of the agreement is for one year. Additionally, the Company will issue 78,125 restricted shares of the Company's stock to the Placement Agent as reimbursement for expenses related to this agreement.

On April 3, 2006, the Company entered into two promissory notes in the aggregate amount of $600,000. Each note is for $300,000 with one due on July 3, 2006 and the other due on December 31, 2006. Per the terms of the notes, interest is to accrue at the rate of 12% per annum.

On April 5, 2006, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On April 5, 2006, the Company entered into an agreement with an individual to purchase a convertible note for $20,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 80,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.