Form 10QSB
period 2006-03-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2006-05-17
CIK 1100674

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


For the Quarter Ended March 31, 2006              Commission File Number 0-28431


         Nevada                                          88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                     12 Winding Road, Henderson Nevada 89052
           (Address of Principal Executive Offices Including Zip Code)

                                 (702) 492-7721
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2006 was 21,095,769.

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                         MILLENIUM HOLDING GROUP, INC.

                                     INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)                                 1

          Balance Sheets as of March 31, 2006                                 2

          Statements of Operations for the three months ended
          March 31, 2006 and 2005                                             3

          Statement of Cash Flows for the three months ended
          March 31, 2006 and 2005                                             4

          Notes to Financial Statements                                       5

     Item 2. Management's Discussion and Analysis of Financial Conditions
             and Results of Operations                                       22

     Item 3. Controls and Procedures                                         24

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               25

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     25

     Item 3. Defaults Upon Senior Securities                                 26

     Item 4. Submission of Matters to a Vote of Security Holders             26

     Item 5. Other Information                                               26

     Item 6. Exhibits                                                        27

SIGNATURE                                                                    27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2006. These results have been determined on the basis of generally accepted accounting principles.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       Consolidated
                                                                             -------------------------------
                                                                              03/31/2006         12/31/2005
                                                                             ------------       ------------
                                     ASSETS

ASSETS:

Current assets:
  Cash                                                                       $        322       $         --
  Accounts Receivable                                                               5,150                 --
  Prepaid expense                                                                   3,452              5,879
                                                                             ------------       ------------
      Total current assets                                                          8,924              5,879

Fixed Assets:
  Computer Equipment, net of accumulated depreciation
    of $59 and $0, respectively                                                     1,699                 --
                                                                             ------------       ------------
      Total fixed assets                                                            1,699                 --

Other assets:
  Intangible assets, net of accumulated amortization of $8,736 and $8,736          30,120             30,120
  Deposits and other                                                              100,000             99,600
                                                                             ------------       ------------
      Total other assets                                                          130,120            129,720
                                                                             ------------       ------------

TOTAL ASSETS                                                                 $    140,743       $    135,599
                                                                             ============       ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities
  Accounts payable                                                           $    728,872       $    527,450
  Accrued wages - related party                                                   983,192            913,588
  Accrued payroll taxes                                                            88,328             79,043
  Accrued interest                                                                 48,846             29,142
  Notes payable                                                                   817,000            642,000
  Deferred financing cost                                                         346,939             88,628
                                                                             ------------       ------------
      Total current liabilities                                                 3,013,177          2,279,851
                                                                             ------------       ------------

COMMITMENTS AND CONTINGENCIES                                                          --                 --
                                                                             ------------       ------------
STOCKHOLDERS' DEFICIT
  Preferred non-voting stock, $.001 par value, 3,000,000 shares authorized,  0 shares issued and outstanding at March 31, 2006
   and December 31, 2005                                                               --                 --
  Common stock, $.05 par value, 50,000,000 shares authorized,
   21,095,769 and 21,095,769 shares issued and outstanding at
   March 31, 2006 and December 31, 2005                                         1,054,789          1,054,789
  Additional paid-in capital                                                    6,440,218          6,440,218
  Accumulated deficit during development stage                                (10,367,442)        (9,639,259)
                                                                             ------------       ------------
      Total stockholders' deficit                                              (2,872,435)        (2,144,252)
                                                                             ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $    140,743       $    135,599
                                                                             ============       ============

                        The accompanying notes should be
              read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                         Three months ended             From inception
                                                  -------------------------------       (12/31/98) to
                                                   03/31/2006         03/31/2005          03/31/2006
                                                  ------------       ------------        ------------
REVENUE:                                          $          0       $          0        $     20,930

EXPENSES:
 Gen. and admin. expenses                             (332,791)          (119,692)         (3,012,484)
 Expenses associated with canceled contracts                --                 --          (1,366,439)
 Amortization expense                                      (59)            (1,092)             (8,795)
 Gen. and admin. expenses - related party             (121,368)          (134,806)         (1,860,539)
                                                  ------------       ------------        ------------
  Total expenses                                      (454,218)          (255,590)         (6,248,257)
                                                  ------------       ------------        ------------

Income (loss) from operations                         (454,218)          (255,590)         (6,227,327)
                                                  ------------       ------------        ------------

OTHER INCOME (EXPENSE):
 Other income                                               --                 --                 360
 Other expense                                              --                 --              (1,222)
 Interest expense                                     (273,965)          (139,140)         (1,642,630)
                                                  ------------       ------------        ------------
  Total other income (expense)                        (273,965)          (139,140)         (1,643,492)
                                                  ------------       ------------        ------------

Net loss                                              (728,183)          (394,731)         (7,870,819)
                                                  ------------       ------------        ------------

ACCUMULATED DEFICIT, beg. of period                 (9,639,259)        (8,161,417)
                                                  ------------       ------------

ACCUMULATED DEFICIT, end of period                $(10,367,442)      $ (8,556,148)
                                                  ============       ============
Weighted average number of
 common shares outstanding, basic and diluted       21,095,769         19,656,968
                                                  ============       ============

Net income (loss) per share, basic and diluted    $      (0.03)      $      (0.02)
                                                  ============       ============

                        The accompanying notes should be
              read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                     From
                                                                   Three months ended              inception
                                                             -----------------------------       (12/31/98) to
                                                             03/31/2006         03/31/2005         03/31/2006
                                                             ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (728,183)       $  (394,731)       $(7,870,819)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
     Write off of subscribed stock                                    --            441,096            441,096
     Depreciation and amortization                                    59              1,092              8,795
     Stock issued for services                                        --            174,211          2,369,854
     Conversion on notes payable                               1,660,928
  (Increase) decrease in:
     Accounts Receivable                                          (5,150)                --             (5,150)
     Prepaid expense                                               2,428              2,632             (3,450)
     Deposits and other                                             (400)                --           (100,000)
  Increase (decrease) in:
     Accounts payable                                            201,422             22,437            728,872
     Deferred financing cost                                     258,311                 --            346,939
     Accrued expense                                              19,704              2,551             48,846
     Accrued expenses  wages and related expenses                 78,889            119,330          1,071,521
                                                             -----------        -----------        -----------
Net cash provided by (used in) operating activities             (172,920)           (72,478)        (1,302,568)
                                                             -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of intangible asset                                     --                 --            (38,856)
  Computer Equipment                                              (1,758)            (1,758)
                                                             -----------        -----------        -----------
Net cash used by investing activities                             (1,758)                --            (40,614)
                                                             -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                           --                 --             80,429
  Payments of notes payable                                     (183,500)
  Proceeds from issuance of notes payable                        175,000             66,640          1,446,575
                                                             -----------        -----------        -----------
Net cash provided by (used in) financing activities              175,000             66,640          1,343,504
                                                             -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH                                      322             (5,838)               322

CASH, beginning of period                                             --              7,884                 --
                                                             -----------        -----------        -----------

CASH, end of period                                          $       322        $     2,046        $       322
                                                             ===========        ===========        ===========
SUPPLEMENTARY INFORMATION:
  Interest paid                                              $        --        $        --        $        --
                                                             ===========        ===========        ===========
  Taxes paid                                                 $        --        $        --        $        --
                                                             ===========        ===========        ===========

                        The accompanying notes should be
              read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -NATURE OF ORGANIZATION  AND BASIS OF PRESENTATION

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

Basis of Presentation

The unaudited financial statements as of March 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include footnotes and certain financial presentation normally required under generally accepted accounting principle; and therefore, should be read in conjunction with the company's annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, consistently applied. The fiscal year end is December 31.

Basis of Presentation

The consolidated financial statements as of March 31, 2006 include the accounts of the Company and all majority owned subsidiaries. All significant intercompany accounts, if any, have been eliminated in consolidation.

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

Earnings Per Share Calculations

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding was 21,095,769 and 19,656,968 for the periods ended March 31, 2006 and 2005, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2006 and 2005, respectively, the Company had 235,500 and 0 outstanding securities that could have a dilutive effect on the outstanding common stock.

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

The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses. As of March 31, 2006, the Internal Revenue Service has not imposed any interest or penalties for failure to file

Due to previous losses and their related net operating loss carry-forwards for tax purposes, management does not anticipate that interest or penalties will be imposed.

Accrued Payroll Taxes

The Company has accrued for unpaid federal payroll taxes in the amount of $88,328 and $79,043 for the three months ended March 31, 2006 and December 31, 2005, respectively. The Company has yet to file its payroll tax forms with the Internal Revenue Service and related State taxing authorities. Once filed, the Company anticipates that it will receive additional penalties and interest associated with its filings. However, the Company has only accrued what it actually expects to pay at this time.

Advertising

Advertising costs are to be expensed when incurred. Advertising expenses for the three months ended March 31, 2006 and 2005, respectively were $0 and $1,645.

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

Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company's net (loss) income and net (loss) income per share for the three months ended March 31, 2006 would have been increased to the pro forma amounts indicated below:

                                                               For the three
                                                               months Ended
                                                              March 31, 2006
                                                              --------------
     Net loss attributable to common shareholders:
     As reported                                                 $(728,183)
     Stock-based employee compensation
     determined under the fair value based method                       (0)
                                                                 ---------
     Pro forma                                                   $(728,183)
                                                                 =========
     Net loss per share:

     As reported                                                 $   (0.03)
     Pro forma                                                   $   (0.03)

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

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2006, the Company had recognized little revenue to date and had accumulated operating losses of approximately $10,367,442 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at March 31:

     Architectural Study Costs                                      $27,606
     Anythingfinancial.com domain name                               11,250
                                                                    -------
           Total Intangible Assets                                  $38,856
     Less: Accumulated amortization                                   8,736
                                                                    -------

           Total                                                    $30,120
                                                                    =======

During the period ending March 31, 2006 and 2005, the Company's amortization expense was $0 and $1,092 respectively.

NOTE 5 - DEPOSITS AND OTHER ASSETS

Deposits and other assets are comprised of the following at March 31, 2006:

     Earnest money deposits                                        $ 82,500
     Property and utility deposits                                    7,500
     Clerk bond                                                      10,000
                                                                   --------

                                                                   $100,000
                                                                   ========

NOTE 6 - NOTES PAYABLE

Notes payable are comprised of the following at March 31,

                                          March 31, 2006       December 31, 2005
                                          --------------       -----------------
     Convertible Notes                       $466,000              $456,000
     Other Notes                             $351,000              $186,000
                                             --------              --------

     Total Notes Payable                     $817,000              $642,000
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

Shares issued upon conversion plus the shares set forth in the above paragraphs shall be subject to the restrictions pursuant to Rule 144 of the Securities Act of 1933 and will have "piggyback" rights of registration. All accumulated but unpaid interest shall be extinguished upon conversion. Should all the holders of the above convertible notes elect conversion upon the maturity date, 2,418,500 shares (including the additional shares set forth in the agreements) would be due and payable by the Company.

In the event the Company  fails to pay the principal and interest due within ten
(10) days following the maturity date, the holder of a convertible note has the option to declare the unpaid principal amount and accrued interest immediately due and payable. In the event the Company fails to cure the default within twenty (20) days, the Company will issue common shares at the default rate per the terms of the agreement in full payment. All accumulated but unpaid interest shall be extinguished. Should all the holders of the above convertible notes elect conversion under default, 3,515,750 shares (including the additional shares set forth in the agreements) would be due and payable by the Company.

On March 29, 2004, the Company entered into a verbal agreement with an individual to purchase a note for $3,500. The note is non-interest bearing and is payable on demand.

In April 2004, the Company agreed to sell 200,000 shares of restricted stock to a Nevada Corporation for $0.50 per share. On April 12, 2004, $30,000 was paid to the Company and on May 10, 2004, $15,000 was paid on behalf of the Company. The remaining balance of $55,000 is no longer payable to the Company and no shares payable per this agreement have been or will be issued. At March 31, 2006 the $45,000 paid to or on behalf of the Company is included in notes payable.

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

On January 13, 2006, the Company entered into an agreement with Envision Capital, LLC to purchase a note for the principal sum of $100,000. This note supersedes prior Promissory Note dated December 23, 2005. The principal sum plus interest on the unpaid principal at the rate of 6% per annum shall be due and payable on May 31, 2006. The Company agreed to issue the holder 300,000 restricted shares of the Company's stock.

On January 19, 2006, the Company entered into an agreement with Envision Capital, LLC to purchase a note for the principal sum of $120,000. This note supersedes prior Promissory Notes dated December 23, 2005, January 13, 2006. The principal sum plus interest on the unpaid principal at the rate of 6% per annum shall be due and payable on May 31, 2006. The Company agreed to issue the holder 300,000 restricted shares of the Company's stock.

On January 25, 2006, the Company entered into an agreement with Envision Capital, LLC to purchase a note for the principal sum of $180,000. This note supersedes prior Promissory Notes dated December 23, 2005, January 13 and January 19, 2006. The principal sum plus interest on the unpaid principal at the rate of 6% per annum shall be due and payable on May 31, 2006. The Company agreed to issue the holder 400,000 restricted shares of the Company's stock.

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

The company applies both APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 00-19, "Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company's Own Stock" for treatment of the convertible debt. They require the company to expense the "Beneficial Conversion Feature" in the current year. This means the difference between the fair value of the common stock and the conversion price will be amortized over the term of the note. The company recorded an expense of $273,965 related to prior convertible notes issued during the year to reflect the beneficial conversion (or non-cash interest expense).

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

Per the employment agreements detailed above, a vehicle shall be provided to the Employee at the Company's expense at the earliest feasible time. During the year ended December 31, 2004, the Company entered into a vehicle operating lease, which calls for monthly payments of $809 for a term of twenty four months. At March 31, 2006, $3,236 of prepaid lease payments was included in current assets.

Salary expense for the three months period ended March 31, 2006 and 2005 was $121,368 and $110,850, respectively. As of March 31, 2006 accrued wages of $983,192 are due to the officers of the Company.

For the three months ended March 31, 2006 and 2005, consulting fees paid to the officers of the Company were $0 and $23,956, respectively

In June, 2004, the Company paid $10,000 to Fusion Capital Fund II, LLC as reimbursement for expenses related to the July 20, 2004 agreement.

The headquarters of the company are located at 12 Winding Road, Henderson, NV 89052.

NOTE 8 -COMMON STOCK

As of December 31, 2005 there were 21,095,769 shares of stock outstanding.

As of March 31, 2006, there were 21,095,769 shares of stock outstanding.

All stock subscriptions which were issued during the three months have been expensed as of March 31, 2006 due to canceled contracts or management feeling the potential services / monies were not to be received.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For each of the three months ended March 31, 2006 and 2005, the Company has incurred expenses of $10,500.

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

On April 27, 2006, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company's stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company's restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

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

This very unique software will allow the Company to expand into the now authorized banking field of insurance. The Company intends to embark on said expansion with the use of this software.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2006 through March 31, 2006, the company has issued no shares of its common stock.

On January 5, 2006, the Company entered into a consulting agreement with Christopher Sena of Knight Imaging to perform and consult on matters relating to the graphic art, internet presence, design work and security issues of the Company. Pursuant to the terms of the agreement, twenty-five thousand (25,000) restricted common shares of the Company are due Mr. Sena. Said shares have not been issued.

On March 31, 2006, the Company entered into an agreement with US Euro Securities, Inc., a California corporation to serve as Placement Agent regarding a proposed "best efforts" equity/debt offering of a certain amount of securities to be issued by the Company. Pursuant to the terms of the agreement, seventy-eight thousand one hundred twenty-five (78,125) restricted common shares are due US Euro Securities. Said shares have been issued May 2006.

On February 10, 2006, the Company entered into a Promissory Note with Envision Capital, LLC totaling $240,000.00. Pursuant to the terms of the note, five hundred thousand (500,000) restricted common shares of the Company are due Envision Capital. Said shares have not been issued. This note supersedes prior Promissory Notes dated December 23, 2005, January 13, January 19 and January 25, 2006.

On January 6th, and March 28th, 2006, the Company entered into five convertible notes totaling $10,000.00. On April 5th and April 27th, the Company entered into three convertible notes totaling $40,000.00

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Effective January 11, 2006, the Board of Directors accepted the resignation of De Joya Griffith & Company, LLC of Las Vegas, Nevada as the its independent auditors for the fiscal year ended December 31, 2005. The registrant on March 17, 2006 appointed, Mendoza Berger & Company, LLC of Irvine, California as its principal accountant as was filed in the 8-K on March 31, 2006

On February 10, 2006, the Company entered into an agreement with Envision Capital, LLC to purchase a note for the principal sum of $240,000. This note supersedes prior Promissory Notes dated December 23, 2005, January 13, January 19 and January 25, 2006.

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

On January 6th, March 28th, April 5th and April 27th 2006, the Company entered into five convertible notes totaling $50,000.00.

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

                            MILLENIUM HOLDING GROUP, INC.


May 15, 2006                /s/ Richard L. Ham
                            ----------------------------------------------------
                            Richard L. Ham, Director and President
                            Chief Financial Officer (Principal Financial Officer
                            and Principal Accounting Officer