Form 10QSB
period 2006-06-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2006-08-21
CIK 1100674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                                Quarterly Report
                          Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Quarter Ended June 30, 2006               Commission File Number 0-28431


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of August 21, 2006 was 21,659,608.

Transitional Small Business Disclosure Format:  [ ] YES [X] NO

                         MILLENIUM HOLDING GROUP, INC.

                                     INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)                                 3

        Balance Sheets as of June 30, 2006                                    4

        Statements  of  Operations  for the three and six months
        ended June 30, 2006 and 2005 and from inception to June 30, 2006      5

        Statement  of Cash Flows for the six months ended June 30, 2006
        and 2005 and from inception to June 30, 2006                          6

        Notes to Financial Statements                                         7

     Item 2.  Management's Discussion and Analysis of Financial Conditions
              and Results of Operations                                      23

     Item 3.  Controls and Procedures                                        25

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               26

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     26

     Item 3. Defaults Upon Senior Securities                                 26

     Item 4. Submission of Matters to a Vote of Security Holders             26

     Item 5. Other Information                                               26

     Item 6. Exhibits                                                        27

SIGNATURE                                                                    28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement of Information Furnished

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 included in the Company's annual report on Form 10-KSB.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       Consolidated
                                                                             ----------------------------------
                                                                             06/30/2006              12/31/2005
                                     ASSETS

ASSETS:

Current assets:
  Cash                                                                      $         --           $         --
  Prepaid expense                                                                  1,059                  5,879
                                                                            ------------           ------------
      Total current assets                                                         1,059                  5,879

Fixed Assets:
  Computer Equipment, net of accumulated depreciation of $146
   and $0, respectively                                                            1,611                     --
                                                                            ------------           ------------
      Total fixed assets                                                           1,611                     --

Other assets:
  Intangible assets, net of accumulated amortization of $8,736 and $8,736         30,120                 30,120
  Deposits and other                                                             222,500                 99,600
                                                                            ------------           ------------
      Total other assets                                                         252,620                129,720
                                                                            ------------           ------------

TOTAL ASSETS                                                                $    255,290           $    135,599
                                                                            ============           ============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities
  Accounts payable                                                          $    875,066           $    527,450
  Accrued wages - related party                                                1,062,051                913,588
  Accrued payroll taxes                                                           92,519                 79,043
  Accrued interest                                                                56,722                 29,142
  Notes payable                                                                1,059,625                642,000
  Deferred financing cost                                                        257,750                 88,628
                                                                            ------------           ------------
      Total current liabilities                                                3,403,733              2,279,851
                                                                            ------------           ------------

COMMITMENTS AND CONTINGENCIES                                                         --                     --

STOCKHOLDERS' DEFICIT
  Preferred non-voting stock, $.001 par value, 3,000,000 shares authorized,  0 shares issued and outstanding at
   June 30, 2006 and December 31, 2005                                                --                     --
  Common stock, $.05 par value, 50,000,000 shares
   authorized,  21,659,608 and 21,095,769 shares issued and
   outstanding at June 30, 2006 and December 31, 2005                          1,082,981              1,054,789
  Additional paid-in capital                                                   6,663,306              6,440,218
  Accumulated deficit during development stage                               (10,894,730)            (9,639,259)
                                                                            ------------           ------------
      Total stockholders' deficit                                             (3,148,443)            (2,144,252)
                                                                            ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $    255,290           $    135,599
                                                                            ============           ============

thanks!

                        The accompanying notes should be
              read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                       Three months ended                 Six months ended          From inception
                                                ----------------------------       ----------------------------      (12/31/98) to
                                                06/30/2006        06/30/2005       06/30/2006        06/30/2005        06/30/2006
                                                ----------        ----------       ----------        ----------        ----------
REVENUE:                                       $         --      $         --     $         --      $         --      $     20,930

EXPENSES:
 General and admin. expenses                       (196,841)          (74,898)        (529,632)         (194,590)       (3,209,325)
 Expenses associated with canceled contracts             --                --               --                --        (1,366,439)
 Amortization expense                                   (88)           (1,092)            (146)           (2,184)           (8,883)
 General and admin. expenses - related party       (132,892)          (97,411)        (254,260)         (232,218)       (1,993,431)
                                               ------------      ------------     ------------      ------------      ------------
      Total expenses                               (329,821)         (173,401)        (784,038)         (428,992)       (6,578,078)
                                               ------------      ------------     ------------      ------------      ------------

Income (loss) from operations                      (329,821)         (173,401)        (784,038)         (428,992)       (6,557,148)

OTHER INCOME (EXPENSE):
 Other income                                            --                --               --                --               360
 Other expense                                      (27,500)               --          (27,500)               --           (28,722)
 Interest expense                                  (169,967)          (60,904)        (443,933)         (200,044)       (1,812,597)
                                               ------------      ------------     ------------      ------------      ------------
      Total other income (expense)                 (197,467)          (60,904)        (471,433)         (200,044)       (1,840,959)
                                               ------------      ------------     ------------      ------------      ------------

Net loss                                           (527,288)         (234,305)      (1,255,471)         (629,036)       (8,398,107)
                                               ============      ============     ============      ============      ============

ACCUMULATED DEFICIT, beg. of period             (10,367,442)       (8,556,148)      (9,639,259)       (8,161,417)
                                                                 ------------     ------------      ------------

ACCUMULATED DEFICIT, end of period             $(10,894,730)     $ (8,790,453)    $(10,894,730)     $ (8,790,453)
                                               ============      ============     ============      ============

Weighted average number of
 common shares outstanding, basic and diluted    21,295,013        19,452,943       21,195,942        19,982,769
                                               ============      ============     ============      ============

Net loss per share, basic and diluted          $      (0.02)     $      (0.01)    $      (0.06)     $      (0.03)
                                               ============      ============     ============      ============

                        The accompanying notes should be
              read in conjunction with these financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Six months ended              From inception
                                                            ------------------------------        (12/31/98) to
                                                            06/30/2006          06/30/2005          06/30/2006
                                                            ----------          ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(1,255,471)        $  (629,036)        $(8,398,107)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
     Write off of subscribed stock                                  --                  --             441,097
     Depreciation and amortization                                 146               2,184               8,883
     Stock issued for services                                  28,192              47,350           2,398,046
     Conversion on notes payable                                    --             190,611           1,660,928
  (Increase) decrease in:
     Prepaid expense                                             4,820               5,059              (1,059)
     Deposits and other                                       (122,900)                (10)           (222,500)
  Increase (decrease) in:
     Accounts payable                                          347,616              59,768             875,066
     Deferred financing cost                                   169,122                  --             257,750
     Accrued expense                                           250,669               7,515             279,810
     Accrued expenses wages and related expenses               161,939             202,126           1,154,571
                                                           -----------         -----------         -----------
Net cash provided by (used in) operating activities           (114,433)         (1,545,515)
                                                                                                      (415,867)
                                                           -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of intangible asset                                   --                  --             (38,856)
  Computer Equipment                                            (1,758)                 --              (1,758)
                                                           -----------         -----------         -----------
Net cash used by investing activities                               --             (40,614)
                                                                                                        (1,758)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                         --                  --              80,429
  Payments of notes payable                                         --                  --            (183,500)
  Proceeds from issuance of notes payable                      417,625             106,640           1,689,200
                                                           -----------         -----------         -----------
Net cash provided by (used in) financing activities            417,625             106,640           1,586,129
                                                           -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                                     --              (7,793)                 --

CASH, beginning of period                                           --               7,884                  --
                                                           -----------         -----------         -----------

CASH, end of period                                        $        --         $        91         $        --
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


NOTE 1 - NATURE OF ORGANIZATION  AND BASIS OF PRESENTATION

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 included in the Company's annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of June 30, 2006 include the accounts of the Company and all majority owned subsidiaries. All significant intercompany accounts, if any, have been eliminated in consolidation.

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

Earnings Per Share Calculations

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding was 21,195,942 and 19,982,769 for the periods ended June 30, 2006 and 2005, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses. As of June 30, 2006, the Internal Revenue Service has not imposed any interest or penalties for failure to file

Due to previous losses and their related net operating loss carry-forwards for tax purposes, management does not anticipate that interest or penalties will be imposed.

Accrued Payroll Taxes

The Company has accrued for unpaid federal payroll taxes in the amount of $92,519 and $79,043 for the six months ended June 30, 2006 and December 31, 2005, respectively. The Company has yet to file its payroll tax forms with the Internal Revenue Service and related State taxing authorities. Once filed, the Company anticipates that it will receive additional penalties and interest associated with its filings. However, the Company has only accrued what it actually expects to pay at this time.

Advertising

Advertising costs are to be expensed when incurred. Advertising expenses for the three and six months ended June 30, 2006 and 2005, respectively were $225 and $225 and $0 and $1,645.

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

Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company's net loss per share for the three and six months ended June 30, 2006 would have been the same as reported.

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

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2006, the Company had recognized little revenue to date and had accumulated operating losses of approximately $10,894,730 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at June 30, 2006:

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
                                                                    =======

During the period ending June 30, 2006 and 2005, the Company's amortization expense was $0 and $1,092 respectively.

NOTE 5 - DEPOSITS AND OTHER ASSETS

Deposits and other assets are comprised of the following at June 30, 2006:

     Earnest money deposits                                        $205,000
     Property and utility deposits                                    7,500
     Clerk bond                                                      10,000
                                                                   --------

                                                                   $222,500
                                                                   ========

NOTE 6 - NOTES PAYABLE

Notes payable are comprised of the following at June 30 2006:

     Convertible Notes                                           $  506,000
     Other Notes                                                    508,625
                                                                 ----------

     Total Notes Payable                                         $1,059,625
                                                                 ==========

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

Shares issued upon conversion plus the shares set forth in the above paragraphs shall be subject to the restrictions pursuant to Rule 144 of the Securities Act of 1933 and will have "piggyback" rights of registration. All accumulated but unpaid interest shall be extinguished upon conversion. Should all the holders of the above convertible notes elect conversion upon the maturity date, 1,315,500 shares (including the additional shares set forth in the agreements) would be due and payable by the Company.

In the event the Company  fails to pay the principal and interest due within ten
(10) days following the maturity date, the holder of a convertible note has the option to declare the unpaid principal amount and accrued interest immediately due and payable. In the event the Company fails to cure the default within twenty (20) days, the Company will issue common shares at the default rate per the terms of the agreement in full payment. All accumulated but unpaid interest shall be extinguished. Should all the holders of the above convertible notes elect conversion under default, 2,492,750 shares (including the additional shares set forth in the agreements) would be due and payable by the Company.

On March 29, 2004, the Company entered into a verbal agreement with an individual to purchase a note for $3,500. The note is non-interest bearing and is payable on demand.

In April 2004, the Company agreed to sell 200,000 shares of restricted stock to a Nevada Corporation for $0.50 per share. On April 12, 2004, $30,000 was paid to the Company and on May 10, 2004, $15,000 was paid on behalf of the Company. The remaining balance of $55,000 is no longer payable to the Company and no shares payable per this agreement have been or will be issued. At June 30, 2006 the $45,000 paid to or on behalf of the Company is included in notes payable.

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

On February 10, 2006, the Company entered into an agreement with Envision Capital, LLC to purchase a note for the principal sum of $240,000. This note supersedes prior Promissory Notes dated December 23, 2005, January 13, January 19 and January 25, 2006. The principal sum plus interest on the unpaid principal at the rate of 6% per annum shall be due and payable on May 31, 2006. Additionally, the Company agreed to issue the holder 500,000 restricted shares of the Company's stock. The outstanding principal sum was reduced to $233,918. The Company issued 485,714 restricted shares under the note.

On April 24, 2006, the Company entered into a verbal agreement with an individual to purchase a note for $5,000. The note is non-interest bearing and is payable on demand.

On May 16, 2006, the Company entered into an agreement with an individual to purchase a note for the principal sum of $200,000. The principal sum shall be due and payable within thirty days thereof. The Company agreed to issue the holder 50,000 restricted shares of the Company's stock as interest. Additionally, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 300,000 shares of the common stock of the Company at an exercise price of eighteen cents per share from May 11, 2006 to May 10, 2008.

On May 30, 2006, the Company entered into a verbal agreement with an individual to purchase a note for $2,625. The note is non-interest bearing and is payable on demand.

The company applies both APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 00-19, "Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company's Own Stock" for treatment of the convertible debt. They require the company to expense the "Beneficial Conversion Feature" in the current year. This means the difference between the fair value of the common stock and the conversion price will be amortized over the term of the note. The company recorded an expense for the three and six months ended on June 30, 2006 respectively, $169,967 and $443,933 related to prior convertible notes issued during the year to reflect the beneficial conversion (or non-cash interest expense).

NOTE 7 - RELATED PARTY TRANSACTIONS

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

Per the employment agreements detailed above, a vehicle shall be provided to the Employee at the Company's expense at the earliest feasible time. During the year ended December 31, 2004, the Company entered into a vehicle operating lease, which calls for monthly payments of $809 for a term of twenty four months. At June 30, 2006, $809 of prepaid lease payments was included in current assets.

Salary expense for the three and six months period ended June 30, 2006 and 2005 were $132,892 and $254,260 and $121,368 and $232,218, respectively. As of June
30, 2006 accrued wages of $1,062,051 are due to the officers of the Company.

For the three and six months ended June 30, 2006 and 2005, consulting fees paid to the officers of the Company were $0 and $0 and $(23,956) and $0, respectively.

NOTE 8 -COMMON STOCK

As of December 31, 2005 there were 21,095,769 shares of stock outstanding.

On May 4, 2006, the Company issued 78,125 shares of its common stock in exchange for professional services per the terms of the consulting agreement dated March 31, 2006. The value of these services was deemed to be the fair market value as of the close of business, which was $0.32, or a total contract value of $25,000.

On June 3, 2006, the Company issued 485,714 shares of its common stock to the holder of promissory note dated February 10, 2006.

As of June 30, 2006, there were 21,659,608 shares of stock outstanding.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For each of the three months ended June 30, 2006 and 2005, the Company has incurred expenses of $10,500.

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

On July 27, 2005, the Company made an offer to purchase real estate. Earnest money deposited on the property was $5,000. On November 4, 2005, the Company entered into an amended purchase agreement to the July 27, 2005 offer to purchase real estate for $975,000 subject to financing. Earnest money deposited on the property was $7,500. On December 5, 2005, the Company entered into an amended purchase agreement to $1,000,000. Earnest money deposited on the property was $20,000. On December 19, 2005, the Company released $12,500 of the earnest money deposited to the Seller. On April 13, 2006, the Company released $15,000 of the earnest money deposited to the Seller and $5,000 was returned to the Company

On July 28, 2005, the Company entered into an agreement with Fisher Enterprises, LLC where a 3% one-time fee on the funded amount to be split on a 50-50 basis with Investment Consulting Group, Inc upon the closing of financing from an introduced funding source. The retainer fee paid under agreement was $3,500.

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

On March 31, 2006, the Company entered into an agreement with US Euro Securities, Inc., a California corporation to serve as Placement Agent regarding a proposed "best efforts" equity/debt offering of a certain amount of securities to be issued by the Company. The Placement Agent will receive a 10% fee of the gross proceeds of Equity Placement, Convertible Debt or Hybrid Security financing and a 2% fee of the gross of any debt financing accepted by the Company. The term of the agreement is for one year. Additionally, the Company issued 78,125 restricted shares of the Company's stock to the Placement Agent as reimbursement for expenses related to this agreement.

On April 3, 2006, the Company entered into two promissory notes in the aggregate amount of $600,000. Each note is for $300,000 with one due on July 3, 2006 and the other due on December 31, 2006. Per the terms of the notes, interest is to accrue at the rate of 12% per annum.

On May 8, 2006, the Company entered into a Letter of Engagement with TSG Partners, LLC, a Delaware limited liability company, to make its best efforts to complete a Private Placement of $15,000,000 or less under Reg D of The Securities Exchange Act of 1933 of the Company's Preferred Shares. TSG has been paid $15,000 for the development of the Private Placement Memorandum and will receive $15,000 from the proceeds of the offering for the development of the Private Placement Memorandum along with $10 a trade in administrative fees from the proceeds of the placement.

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

On July 13, 2006, the Company entered into an agreement with Fisher Enterprises, LLC where a 2% one-time fee on the funded amount payable upon the closing of financing from an introduced funding source. The retainer fee paid under agreement was $2,500.

On August 7, 2006, the Company entered into an agreement with Bankers Financial Mortgage Group, Ltd where Bankers Financial Mortgage Group, Ltd will be entitled to 2% of the gross loan amount as loan commission upon the closing of the loan or from loan proceeds from a referral made by them.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On May 8, 2006, the Company entered into a Letter of Engagement with TSG Partners, LLC, a Delaware limited liability company, to make its best efforts to complete a Private Placement of $15,000,000 or less under Reg D of The Securities Exchange Act of 1933 of the Company's Preferred Shares. TSG has been paid $15,000 for the development of the Private Placement Memorandum and will receive $15,000 from the proceeds of the offering for the development of the Private Placement Memorandum along with $10 a trade in administrative fees from the proceeds of the placement.

On May 16, 2006, the Company entered into an agreement with an individual to purchase a note for the principal sum of $200,000. The principal sum shall be due and payable within thirty days thereof. The Company agreed to issue the holder 50,000 restricted shares of the Company's stock as interest. Additionally, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 300,000 shares of the common stock of the Company at an exercise price of eighteen cents per share from May 11, 2006 to May 10, 2008.

On July 13, 2006, the Company entered into an agreement with Fisher Enterprises, LLC. Fisher Enterprises, LLC will be entitled to a 2% one-time fee on the funded amount payable upon the closing of financing from an introduced funding source.

On August 7, 2006, the Company entered into an agreement with Bankers Financial Mortgage Group, Ltd. Bankers Financial Mortgage Group, Ltd will be entitled to 2% of the gross loan amount as loan commission upon the closing of the loan or from loan proceeds from a referral made by them.

ITEM 6. EXHIBITS

A. Exhibits

The following documents are filed as part of this report:

 No.                                  Title
 ---                                  -----

10.1     Letter of Engagement with TSG Partners, LLC dated May 8, 2006.

10.2 Promissory Note dated May 16, 2006 for $200,000 and Warrant Agreement dated May 11, 2006 for 300,000 restricted shares.

10.3     Agreement with Fisher Enterprises, LLC dated July 13, 2006

10.4     Agreement with Bankers  Financial  Mortgage Group, Ltd. dated August 7,
         2006

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

                            MILLENIUM HOLDING GROUP, INC.


August 21, 2006             /s/ Richard L. Ham
                            ----------------------------------------------------
                            Richard L. Ham, Director and President
                            Chief Financial Officer (Principal Financial Officer
                            and Principal Accounting Officer