Form 10QSB
period 2006-09-30
MILLENIUM HOLDING GROUP INC /AZ/
filed 2006-12-11
CIK 1100674

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


For the Quarter Ended September 30, 2006          Commission File Number 0-28431


        Nevada                                            88-0109108
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                     12 Winding Road, Henderson Nevada 89052
           (Address of Principal Executive Offices Including Zip Code)

                                 (702) 492 7721
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of December 8, 2006 was 23,023,244.

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                         MILLENIUM HOLDING GROUP, INC.

                                     INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements (unaudited)                    3

          Consolidated Balance Sheets as of September 30, 2006 and
          December 31, 2005                                                    4

          Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and from inception,
          December 31, 1998, to September 30, 2006                             5

          Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and 2005 and from inception, December 31, 1998,
          to September 30, 2006                                                6

          Notes to Consolidated Financial Statements                           7

     Item 2 - Management's Discussion and Analysis of Financial Conditions
              and Results of Operations                                       25

     Item 3 Controls and Procedures                                           27

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                28

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      28

     Item 3. Defaults Upon Senior Securities                                  28

     Item 4. Submission of Matters to a Vote of Security Holders              29

     Item 5. Other Information                                                29

     Item 6. Exhibits                                                         30

SIGNATURE                                                                     31

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. The accompanying consolidated financial statements do not include certain footnotes and certain financial presentations normally required under generally accepted accounting principles, therefore, these consolidated financial statements and the related notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2005 included in the Company's annual report on Form 10-KSB.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   09/30/2006         12/31/2005
                                                                                  ------------       ------------
                                     ASSETS

ASSETS:

Current assets:
  Cash                                                                            $         --       $         --
  Prepaid expense                                                                           50              5,879
                                                                                  ------------       ------------
      Total current assets                                                                  50              5,879

Fixed Assets:
  Computer Equipment, net of accumulated depreciation of $234 and $0,
   at September 30, 2006 and December 31, 2005, respectively                             1,523                 --
                                                                                  ------------       ------------
      Total fixed assets                                                                 1,523                 --

Other assets:
  Intangible assets, net of accumulated amortization of $8,736 and $8,736,
   at September 30, 2006 and December 31, 2005, respectively                            30,120             30,120
  Deposits and other assets                                                             77,500             99,600
                                                                                  ------------       ------------
      Total other assets                                                               107,620            129,720
                                                                                  ------------       ------------

TOTAL ASSETS                                                                      $    109,193       $    135,599
                                                                                  ============       ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities
   Accounts payable                                                               $    923,160       $    527,450
   Accrued wages - related party                                                     1,194,944            913,588
   Accrued payroll taxes                                                                96,338             79,043
   Accrued interest                                                                     71,610             29,142
   Notes payable                                                                     1,135,614            642,000
   Deferred financing cost                                                             275,550             88,628
                                                                                  ------------       ------------
      Total current liabilities                                                      3,697,216          2,279,851
                                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES                                                               --                 --

STOCKHOLDERS' DEFICIT
  Non-voting preferred stock, $.001 par value, 3,000,000 shares authorized,
   0 shares issued and outstanding at September 30, 2006 and December 31, 2005,
   respectively                                                                             --                 --
  Common stock, $.05 par value, 50,000,000 shares authorized, 21,659,608 and
   21,095,769 shares issued and outstanding at September 30, 2006 and
   December 31, 2005, respectively                                                   1,082,981          1,054,789
  Additional paid-in capital                                                         6,663,306          6,440,218
  Deficit accumulated during development stage                                     (11,334,310)        (9,639,259)
                                                                                  ------------       ------------
                                                                                    (3,588,023)        (2,144,252)
                                                                                  ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $    109,193       $    135,599
                                                                                  ============       ============

            The accompanying notes should be read in conjunction with
                    these consolidated financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                     Three months ended             Nine months ended         From inception
                                               ----------------------------    ----------------------------   (12/31/98) to
                                                09/30/2006      09/30/2005      09/30/2006      09/30/2005      09/30/2006
                                               ------------    ------------    ------------    ------------    ------------
REVENUE:                                       $         --    $         --    $         --    $         --    $     20,930

EXPENSES:
  General and admin. expenses                       (73,912)       (104,982)       (603,544)       (299,572)     (3,283,237)
  Expenses associated with canceled contracts            --              --              --              --      (1,366,439)
  Depreciation and amortization expenses                (88)         (1,092)           (234)         (3,276)         (8,971)
  General and admin. expenses - related party      (132,892)       (121,368)       (387,153)       (353,586)     (2,126,323)
                                               ------------    ------------    ------------    ------------    ------------
      Total expenses                               (206,892)       (227,442)       (990,931)       (656,434)     (6,784,970)
                                               ------------    ------------    ------------    ------------    ------------

Loss from operations                               (206,892)       (227,442)       (990,931)       (656,434)     (6,764,040)

OTHER INCOME (EXPENSE):
  Other income                                           --              --              --              --             360
  Other expense                                    (200,000)             --        (227,500)             --        (228,722)
  Interest expense                                  (32,688)       (275,473)       (476,620)       (475,517)     (1,845,285)
                                               ------------    ------------    ------------    ------------    ------------
  Total other income (expense)                     (232,688)       (275,473)       (704,120)       (475,517)     (2,073,647)
                                               ------------    ------------    ------------    ------------    ------------

Net loss                                           (439,580)       (502,915)     (1,695,051)     (1,131,951)     (8,837,687)
                                               ============    ============    ============    ============    ============

ACCUMULATED DEFICIT, beg. of period             (10,894,730)     (8,790,453)     (9,639,259)     (8,161,417)
                                               ------------    ------------    ------------    ------------

ACCUMULATED DEFICIT, end of period             $(11,334,310)   $ (9,293,368)   $(11,334,310)   $ (9,293,368)
                                               ============    ============    ============    ============

Weighted average number of common
 shares outstanding, basic and diluted           21,659,608      20,636,769      21,352,195      20,636,769
                                               ============    ============    ============    ============

Net loss per share, basic and diluted          $      (0.02)   $      (0.02)   $      (0.08)   $      (0.05)
                                               ============    ============    ============    ============

            The accompanying notes should be read in conjunction with
                    these consolidated financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      From
                                                                   Nine months ended                inception
                                                            ------------------------------        (12/31/98) to
                                                            09/30/2006          09/30/2005          09/30/2006
                                                            ----------          ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(1,695,051)        $(1,131,951)        $(8,837,687)
  Adjustments to reconcile net income/(loss)
   to net cash used in operations:
     Cancellation of subscribed stock                               --                  --             441,096
     Depreciation and amortization                                 234               3,276               8,971
     Stock issued for services                                  25,000              77,500           2,394,856
     Conversion of notes payable                                    --             573,501           1,660,928
  (Increase) decrease in:
     Prepaid expense                                             5,829               7,486                 (50)
     Deposits and other                                         22,100             (23,510)            (77,500)
  Increase (decrease) in:
     Accounts payable                                          395,711              51,783             923,160
     Deferred financing cost                                   186,922                  --             275,550
     Accrued expense                                           265,556             (99,902)            294,698
     Accrued expenses wages and related expenses               298,650             255,237           1,291,282
                                                           -----------         -----------         -----------
Net cash provided by (used in) operating activities           (495,049)           (286,580)         (1,624,696)
                                                           -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of intangible asset                                 --                  --             (38,856)
    Computer Equipment                                          (1,757)                 --              (1,757)
                                                           -----------         -----------         -----------
Net cash used by investing activities                           (1,757)                 --             (40,613)
                                                           -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from stockholder                                       --                  --              80,429
    Payments of notes payable                                       --                  --            (183,500)
    Proceeds from issuance of notes payable                    496,806             281,640           1,768,380
                                                           -----------         -----------         -----------
Net cash provided by (used in) financing activities            496,806             281,640           1,665,309
                                                           -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                                     --              (4,940)                 --

CASH, beginning of period                                           --               7,884                  --
                                                           -----------         -----------         -----------

CASH, end of period                                        $        --         $     2,944         $        --
                                                           ===========         ===========         ===========

CASH PAID FOR INTEREST EXPENSE:                                     --               1,918               2,965

NON CASH TRANSACTIONS:
  Stock issued for services                                     25,000              77,500           2,394,856
  Conversion of notes payable                                       --             573,501           1,660,928

            The accompanying notes should be read in conjunction with
                    these consolidated financial statements.

                          MILLENIUM HOLDING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. The accompanying consolidated financial statements do not include certain footnotes and certain financial presentations normally required under generally accepted accounting principles, therefore, these consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 included in the Company's annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany accounts, if any, have been eliminated in consolidation.

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

Earnings Per Share Calculations

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share", which requires the Company to present basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The computation of dilutive loss per common share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding was 21,352,195 and 20,636,769 for the periods ended September 30, 2006 and 2005, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Reclassifications

Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported accumulated deficit.

Income Taxes

Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no deferred tax assets and liabilities representing the future tax consequences of those differences because the Company currently has no material temporary timing differences that give rise to these tax assets and liabilities. Currently there are no federal or state income taxes due.

The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to penalties. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses. As of September 30, 2006, the Internal Revenue Service has not imposed any interest or penalties for failure to file

Due to previous losses and their related net operating loss carry-forwards for tax purposes, management does not anticipate that interest or penalties will be imposed, since such penalties are usually based on income tax due.

Accrued Payroll Taxes

The Company has accrued for unpaid federal payroll taxes in the amount of $96,338 and $79,043 for the nine months ended September 30, 2006 and December 31, 2005, respectively. The Company has yet to file its payroll tax forms with the Internal Revenue Service and related State taxing authorities.

Advertising

Advertising costs are to be expensed when incurred. Advertising expenses for the three and nine months ended September 30, 2006 and 2005 were $0 and $225 and $0 and $1,645, respectively.

Revenue Recognition

The Company recognizes revenues upon completion of substantial performance and when revenue amounts are fixed and determinable.

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

Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company's net loss per share for the three and nine months ended September 30, 2006 would have been the same as reported.

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

Intangible Assets and Amortization

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Accordingly, intangible assets with indefinite lives are not amortized. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset's estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

Impairment of Long-Lived Assets

The Company reviews intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets. There are no impairment assets for the three and nine months ended September 30, 2006.

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

In March 2006,  the FASB issued the SFAS No. 156 ("SFAS  156"),  Accounting  for
Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which respect to the accounting for separately recognized servicing assets and servicing liabilities, This Statement, (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any situations, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable,
(3) permits an entity to choose either of the following subsequent measurements methods for each class of separately recognized servicing assets and servicing liabilities, (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities, under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a sevicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and servicing liabilities subsequently at fair value in the statement of position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The provisions of this statement are to be applied for servicing assets and liabilities acquired or issued for fiscal years beginning after September 15, 2006. The company currently does not expect the adoption of SFAS 155, to have a material impact in the financial condition or results of operations.

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2006, the Company had recognized little revenue to date and had accumulated operating losses of approximately $11,334,310 since inception. The Company's ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at September 30, 2006:

     Architectural Study Costs                $27,606
     Anythingfinancial.com domain name         11,250
                                              -------
           Total Intangible Assets            $38,856
     Less: Accumulated amortization             8,736
                                              -------

           Total                              $30,120
                                              =======

During the period ending September 30, 2006 and 2005, the Company's amortization expense was $0 and $1,092 respectively.

NOTE 5 - DEPOSITS AND OTHER ASSETS

Deposits and other assets are comprised of the following at September 30, 2006:

     Earnest money deposits                   $60,000
     Property and utility deposits              7,500
     Clerk bond                                10,000
                                              -------

                                              $77,500
                                              =======

NOTE 6 - NOTES PAYABLE

Notes payable are comprised of the following at September 30 2006:

     Convertible Notes                        $  506,000
     Related Party Notes                          68,570
     Other Notes                                 561,044
                                              ----------

     Total Notes Payable                      $1,135,614
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

On March 29, 2004, the Company entered into a verbal agreement with an individual to purchase a note for $3,500. The note is non-interest bearing and is payable on demand. Subsequently, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 14,000 shares of the common stock of the Company at an exercise price of twenty-five cents per share from September 28, 2006 to September 27, 2008.

In April 2004, the Company agreed to sell 200,000 shares of restricted stock to a Nevada Corporation for $0.50 per share. On April 12, 2004, $30,000 was paid to the Company and on May 10, 2004, $15,000 was paid on behalf of the Company. The remaining balance of $55,000 is no longer payable to the Company and no shares payable per this agreement have been or will be issued. At September 30, 2006 the $45,000 paid to or on behalf of the Company is included in notes payable.

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

On July 14, 2006, the Company entered into a verbal agreement with an individual to purchase a note for $2,500. The note is non-interest bearing and is payable on demand. The Company has paid $1,998.70 under this note.

On July 22, 2006, the Company entered into an agreement with an individual to purchase a note for the principal sum of $2,000. The principal sum shall be due and payable within sixty days thereof. The Company agreed to issue the holder 10,000 restricted shares of the Company's stock as interest.

On August 25, 2006, the Company entered into a verbal agreement with an individual to purchase a note for $3,750. The note is non-interest bearing and is payable on demand.

On August 28, 2006, the Company entered into a verbal agreement with an individual to purchase a note for $2,250. The note is non-interest bearing and is payable on demand.

On September 28, 2006, subsequent to the November 5, 2005 and the April 24, May 30 and August 25, 2006 notes, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 75,500 shares of the common stock of the Company at an exercise price of twenty-five cents per share from September 28, 2006 to September 27, 2008.

On September 28, 2006, the Company entered into an agreement with officers of the Company to purchase a note for the principal sum of $68,570.12. The Principal sum plus interest of 10% per annum is due and payable within one hundred eighty days from the date thereof. Additionally, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 228,567 shares of the common stock of the Company at an exercise price of thirty cents per share from September 28, 2006 to September 27, 2008 or one (1) year from the date the Employee is no longer employed by the Company.

On September 28, 2006, subsequent to the July 14 and August 28, 2006 notes, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 11,005 shares of the common stock of the Company at an exercise price of twenty-five cents per share from September 28, 2006 to September 27, 2008.

The company applies both APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 00-19, "Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company's Own Stock" for treatment of the convertible debt. They require the company to expense the "Beneficial Conversion Feature" in the current year. This means the difference between the fair value of the common stock and the conversion price will be amortized over the term of the note. The company recorded an expense for the three and nine months ended on September 30, 2006 respectively, $32,688 and $476,620 related to prior convertible notes issued during the year to reflect the beneficial conversion (or non-cash interest expense).

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

Per the employment agreements detailed above, a vehicle shall be provided to the Employee at the Company's expense at the earliest feasible time. During the year ended December 31, 2004, the Company entered into a vehicle operating lease, which calls for monthly payments of $809 for a term of twenty four months. At September 30, 2006, $0 of prepaid lease payments was included in current assets.

Salary expense for the three and nine months period ended September 30, 2006 and 2005 were $132,892 and $387,153 and $121,368 and $353,586, respectively. As of
September 30, 2006 and December 31, 2005 accrued wages of $1,194,944 and $913,588 are due to the officers of the Company, respectively.

NOTE 8 - COMMON STOCK

As of December 31, 2005 there were 21,095,769 shares of stock outstanding.

On May 4, 2006, the Company issued 78,125 shares of its common stock in exchange for professional services per the terms of the consulting agreement dated March 31, 2006. The value of these services was deemed to be the fair market value as of the close of business, which was $0.32, or a total contract value of $25,000, which is recorded as part of general and administration expense.

On June 3, 2006, the Company issued 485,714 shares of its common stock to the holder of promissory note dated February 10, 2006.

As of September 30, 2006, there were 21,659,608 shares of stock outstanding.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company entered into an agreement in 1999 with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For each of the three months ended September 30, 2006 and 2005, the Company has incurred expenses of $10,500, which is recorded as part of general and administration expense.

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

On July 27, 2005, the Company made an offer to purchase real estate. Earnest money deposited on the property was $5,000. On November 4, 2005, the Company entered into an amended purchase agreement to the July 27, 2005 offer to purchase real estate for $975,000 subject to financing. Earnest money deposited on the property was $7,500. On December 5, 2005, the Company entered into an amended purchase agreement to $1,000,000. Earnest money deposited on the property was $20,000. On December 19, 2005, the Company released $12,500 of the earnest money deposited to the Seller. On April 13, 2006, the Company released $15,000 of the earnest money deposited to the Seller and $5,000 was returned to the Company.

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

On October 5, 2005, the Company entered into a purchase agreement to purchase a Nevada Mortgage Company for $225,000. This acquisition is subject to approval by the applicable Nevada regulatory agency, due diligence and audit. On September 28, 2006, earnest money deposited was $5,000.

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

On August 21, 2006, the Company entered into promissory note in the amount of $33,519.40 due on demand or within one year after the date of making the note. Per the terms of the note, interest is to accrue at the rate of 10% per annum, simple interest. On December 6, 2006, the Company made a payment against this liability in the amount of $15,000.

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

On February 14, 2005, the Company filed a complaint with the Clark County, Nevada District Court (the "Court") against Sutura, Inc., Fusion Capital Fund II, LLC and Fusion Capital Partners (the "Defendants") on numerous counts relating to the agreements entered into on July 9 and July 20, 2004. The counts included the following: breach of contract against Sutura, Inc, tortuous interference with contract against Fusion Capital Fund II, LLC and Fusion Capital Partners, LLC and conspiracy to breach implied covenant of good faith and fair dealing against all three entities. The Company is seeking judgment against the Defendants damages in an amount in excess of $10,000 plus interest, reasonable attorney's fees and costs of suit incurred and such other and further relief the Court deems just and proper. Case is pending under the United States District Court for the District of Nevada ***

NOTE 10 - SUBSEQUENT EVENTS

On November 2, 2006, the Company entered into a consulting agreement with Crescent Fund, LLC to provide capital funding services including serving as an investment banking liaison, and acting as capital consultant and to provide capital structure, working capital, equipment financing, merger and acquisition, and reorganization consulting services for purposes of attempting to capitalize the company. The term of the agreement is for a period of six months. Compensation to consultant will be paid a success fee of 7%, inclusive of all fees, upon closing of any transaction from an introduced person.

On November 2, 2006, the Company entered into a consulting agreement with Crescent Fund, LLC to provide public relations services including serving as an investment banking liaison, obtaining write ups about the company and acting as an institutional public relations consultant. The term of the agreement is for a period of six months. Compensation paid under the agreement was $150,000.

In November 2006, the Company agreed to sell 1,363,636 shares of restricted stock to a shareholder for $0.11 per share. On November 13, 2006, the Company was paid $150,000.

On December 5, 2006, the Company entered into an agreement with an individual to purchase a note for the principal sum of $22,500. The principal sum plus interest of 10% per annum is due and payable within thirty days from the date thereof. Additionally, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 59,211 shares of the common stock of the Company at an exercise price of thirty-eight cents per share from December 6, 2006 to December 5, 2008.

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

The Company through its wholly owned subsidiary, FYNRE, is pursuing real estate development. The focus is to the development of real estate specializing in self-contained communities and other areas. Barstow Golf and Country Club, Inc. is a wholly owned subsidiary of FYNRE.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2006, the Company agreed to sell 1,363,636 shares of restricted stock to a shareholder for $0.11 per share. On November 13, 2006, the Company was paid $150,000. We relied on the exemption from registration relating to transactions by an issuer that do not involve any public offering pursuant to
Section 4(2) under the Securities Act of 1933 (the "Act") and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that, at the time of the sale, the investor was an "accredited investor" under Rule 501 of Regulation D of the Act and had adequate access to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On July 13, 2006, the Company entered into an agreement with Fisher Enterprises, LLC. Fisher Enterprises, LLC will be entitled to a 2% one-time fee on the funded amount payable upon the closing of financing from an introduced funding source.

On July 22, 2006, the Company entered into an agreement with an individual to purchase a note for the principal sum of $2,000. The principal sum shall be due and payable within sixty days thereof. The Company agreed to issue the holder 10,000 restricted shares of the Company's stock as interest.

On August 7, 2006, the Company entered into an agreement with Bankers Financial Mortgage Group, Ltd. Bankers Financial Mortgage Group, Ltd will be entitled to 2% of the gross loan amount as loan commission upon the closing of the loan or from loan proceeds from a referral made by them.

On August 21, 2006, the Company entered into promissory note in the amount of $33,519.40 due on demand or within one year after the date of making the note. Per the terms of the note, interest is to accrue at the rate of 10% per annum, simple interest.

On September 28, 2006, subsequent to the March 29, 2004 note, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 14,000 shares of the common stock of the Company at an exercise price of twenty-five cents per share from September 28, 2006 to September 27, 2008.

On September 28, 2006, subsequent to the November 5, 2005 and the April 24, May 30 and August 25, 2006 notes, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 75,500 shares of the common stock of the Company at an exercise price of twenty-five cents per share from September 28, 2006 to September 27, 2008.

On September 28, 2006, the Company entered into an agreement with officers of the Company to purchase a note for the principal sum of $68,570.12. The Principal sum plus interest of 10% per annum is due and payable within one hundred eighty days from the date thereof. Additionally, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 228,567 shares of the common stock of the Company at an exercise price of thirty cents per share from September 28, 2006 to September 27, 2008 or one (1) year from the date the Employee is no longer employed by the Company.

On September 28, 2006, subsequent to the July 14 and August 28, 2006 notes, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 11,005 shares of the common stock of the Company at an exercise price of twenty-five cents per share from September 28, 2006 to September 27, 2008.

On November 2, 2006, the Company entered into a consulting agreement with Crescent Fund, LLC to provide capital funding services including serving as an investment banking liaison, and acting as capital consultant and to provide capital structure, working capital, equipment financing, merger and acquisition, and reorganization consulting services for purposes of attempting to capitalize the company. The term of the agreement is for a period of six months. Compensation to consultant will be paid a success fee of 7%, inclusive of all fees, upon closing of any transaction from an introduced person.

On November 2, 2006, the Company entered into a consulting agreement with Crescent Fund, LLC to provide public relations services including serving as an investment banking liaison, obtaining write ups about the company and acting as an institutional public relations consultant. The term of the agreement is for a period of six months. Compensation paid under the agreement was $150,000.

On December 5, 2006, the Company entered into an agreement with an individual to purchase a note for the principal sum of $22,500. The principal sum plus interest of 10% per annum is due and payable within thirty days from the date thereof. Additionally, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 59,211 shares of the common stock of the Company at an exercise price of thirty-eight cents per share from December 6, 2006 to December 5, 2008.

ITEM 6. EXHIBITS

A. Exhibits

The following documents are filed as part of this report:

      No.                               Title
      ---                               -----
     10.1   *Promissory Note dated July 22, 2006 for $2,000.

     10.2 *Warrant Agreement dated September 28, 2006 for 14,000 restricted shares.

     10.3 *Warrant Agreement dated September 28, 2006 for 75,500 restricted shares.

     10.4 *Promissory Note dated September 28, 2006 for $68,570.12 and Warrant Agreement dated September 28, 2006 for 228,567 restricted shares.

     10.5 *Warrant Agreement dated September 28, 2006 for 11,005 restricted shares.

     10.6   *Consulting Agreement with Crescent Fund LLC dated November 2, 2006.

     10.7   *Consulting Agreement with Crescent Fund LLC dated November 2, 2006.

     10.8 *Promissory Note dated December 5, 2006 for $22,500 and Warrant Agreement dated December 6, 2006 for 59,211 restricted shares.

     31.1 *Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 *Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 *Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed with this Report

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MILLENIUM HOLDING GROUP, INC.


December 11, 2006           /s/ Richard L. Ham
                            ----------------------------------------------------
                            Richard L. Ham, Director and President
                            Chief Financial Officer (Principal Financial Officer
                            and Principal Accounting Officer