Form 10KSB
period 2006-12-31
MILLENIUM HOLDING GROUP INC /AZ/
filed 2007-04-19
CIK 1100674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

MILLENIUM HOLDING GROUP, INC.
(Name of Small Business Registrant)

Commission File Number
0-28431

Nevada	88 - 0109108
(State of Incorporation)	(I.R.S. Employer Identification Number.)

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

(X) YES  (  ) NO

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The registrant’s revenues for its most recent fiscal year were $0

Number of shares outstanding of each of the registrant’s classes of common equity, (par value $.05) as of December 31, 2006 is 23,733,244. The closing price of the shares on April 12, 2007 was 0.09. The market value of the Common Shares held by non-affiliates was $1,111,331.61.

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on December 9, 1999 (file No. 000-28431), is incorporated in Part III 13(a). Form 10KSB filed on July 19, 2001, is incorporated in Part III 13(a). Form 10KSB/A filed on March 19, 2002, is incorporated in Part III 13(a). Form 10QSB filed on July 20, 2001, is incorporated in Part III 13(a). Form 10QSB filed on August 20, 2001, is incorporated in Part III 13(a). Form 10QSB filed on January 11, 2002, is incorporated in Part III 13(a). Form 10KSB filed on May 14, 2002, is incorporated in Part III 13(a). Form 10QSB filed on May 22, 2002, is incorporated in Part III 13(a). Form 10QSB filed on August 16, 2002, is incorporated in Part III 13(a). Form 10QSB filed on November 20, 2002, is incorporated in Part III 13(a). Form 10KSB filed on April 14, 2003, is incorporated in Part III 13(a). Form 10QSB filed on May 19, 2003, is incorporated in Part III 13(a). Form 10QSB filed on August 26, 2003, is incorporated in Part III 13(a). Form 10QSB filed on November 20, 2003, is incorporated in Part III 13(a). Form 10KSB filed on May 17, 2004, is incorporated in Part III 13(a). Form 10QSB filed on May 20, 2004, is incorporated in Part III 13(a). Form 10QSB filed on August 23, 2004, is incorporated in Part III 13(a). Form 10QSB filed on November 22, 2004, is incorporated in Part III 13(a). Form 10KSB filed on May 16, 2005, is incorporated in Part III 13(a). Form 10KSB/A filed on August 16, 2005, is incorporated in Part III 13(a). Form 10KSB/A filed on December 5, 2005, is incorporated in Part III 13(a). Form 10QSB filed on May 24, 2005, is incorporated in Part III 13(a). Form 10QSB filed on August 16, 2005, is incorporated in Part III 13(a). Form 10QSB filed on November 21, 2005, is incorporated in Part III 13(a). Form 10KSB filed on May 4, 2006, is incorporated in Part III 13(a). Form 10QSB filed on May 17, 2006, is incorporated in Part III 13(a). Form 10QSB filed on August 21, 2006 is incorporated in Part III 13(a). Form 10QSB filed on December 11, 2006 is incorporated in Part III 13(a).

Transitional Small Business Disclosure Format: (  ) Yes  (X) No

INDEX

MILLENIUM HOLDING GROUP, INC.

INDEX

		Page

PART I
		3
ITEM 1.	DESCRIPTION OF BUSINESS
	BUSINESS DEVELOPMENT
	BUSINESS
	PATENTS

ITEM 2.	DESCRIPTION OF PROPERTY	5
ITEM 3.	LEGAL PROCEEDINGS	5
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6

PART II
		6
ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	7
ITEM 6.	MANAGEMENT’S DISCUSSION AND PLAN OF OPERATION	11
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS	12

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	14
ITEM 10	EXECUTIVE COMPENSATION	15
ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	17
ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	18
ITEM 13	EXHIBITS AND REPORTS ON FORM 8-K	19
ITEM 14	CONTROLS AND PROCEDURES	20

INDEX

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The Company was originally known as Amex Corporation and most recently as Amex Systems Corporation (MILH formally AMXC). It was incorporated in the State of Nevada on December 22, 1969. The Company completed two acquisitions in the early 1970’s, which did not result in significant revenues. It was a development stage company.

In 1994, the Company merged with EnergeCo A Limited Liability Company, which held oil and gas leases in southwestern Oklahoma. This merger precipitated a 20 to 1 reverse stock split and 21,435,043 shares of stock were issued in connection with this transaction. The Company became inactive in 1995; however, it maintained its standing as a Nevada corporation.

On March 26, 1999, Amex Systems Corporation and U.S. Home Mortgage, Inc. (a Pennsylvania Corporation) entered into a letter of intent. Subsequently, a definitive Stock Exchange Agreement was executed between the companies becoming effected on May 28, 1999 subject to the respective companies’ shareholder approval. On June 3, 1999 the shareholders approved, (a) an amendment to the articles of incorporation changing the name of the Company from Amex Systems Corporation to Millenium Holding Group, Inc., (b) a reverse stock split of 1 new share for each 31.46 old shares of Amex Systems Corporation, and (c) the acquisition of all the issued and outstanding shares of U.S. Home Mortgage for 8,062,289 post rollback restricted shares of Amex Systems Corporation. The shareholders appointed a new board of directors for Millenium Holding Group, Inc. The appropriate resolutions were perfected on June 3, 1999. The restricted shares were issued; however, because of numerous difficulties the transaction was not completed. The 8,062,289 shares were cancelled because of inadequate consideration. The new Board of Directors, other than Mr. Ham, resigned and Carla Aufdenkamp was appointed to fill one of the vacancies. Ms. Aufdenkamp is married to Mr. Ham.

Neither the Company nor its predecessor has been involved in a bankruptcy, receivership or similar proceeding.

INDEX

BUSINESS

Millenium Holding Group, Inc. (OTC BB: MNHG) is a publicly traded and fully reporting Company in early stage development. The passage of the Financial Modernization Act (Gramm-Leach-Bliley Act) will radically overhaul the nation’s banking, insurance and securities markets. The Act allows one Company to possess all three disciplines. Millenium Holding intends to pursue the creation of an Internet National Bank and an Internet Insurance Company. It is also exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market. The Company intends to, and is actively focusing on mortgage banking and real estate.

The Company through its wholly owned subsidiary, Fynancial Mortgage Corporation dba FYNMOR, has been issued the Mortgage Banker license with the State of Nevada Mortgage Lending Division.

The Company through its wholly owned subsidiary, FYNRE, is pursuing real estate development. The focus is to the development of real estate specializing in self-contained communities and other areas.

SunRidge I, Inc., a wholly owned subsidiary of FYNRE, established to be a single asset entity to do a future real estate project.

Barstow Golf and Country Club, Inc., a wholly owned subsidiary of FYNRE, established to be a single asset entity to do a future real estate project.

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

INDEX

At this time, there are two (2) full-time Company employees.

The Company will send an annual report to its security holders, which shall contain an audited statement. The Company’s security holders will be advised that the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding Companies that file electronically with the SEC at http://www.sec.gov.

PATENTS

The Company does not own, nor has it applied for any Patents.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s office is located at 12 Winding Road Henderson, Nevada 89052. Its telephone number is (702) 492 7721.

The Company leases space where the operation of the Company is housed. The premises and contents are fully insured.

ITEM 3. LEGAL PROCEEDINGS

On June 10, 2004 the Company filed a complaint with the Clark County, Nevada District Court (the “Court”) alleging that Camden Holdings, Inc. breached the consulting agreement dated November 18, 2003 in several material respects. The Company is seeking the return of the 505,051 shares issued to Camden Holdings, Inc. and reimbursement for reasonable attorneys’ and court fees. On June 22, 2004 the Court ordered a preliminary injunction restricting the sale or transfer of said shares. On June 10, 2005, the Court dismissed the Amended Answer, Counterclaim, and Third-party Complaint and granted leave to the Plaintiff to serve and file its Amended Complaint.

On February 14, 2005 the Company filed a complaint with the Clark County, Nevada District Court (the “Court”) against Sutura, Inc., Fusion Capital Fund II, LLC and Fusion Capital Partners (the “Defendants”) on numerous counts relating to the agreements entered into on July 9 and July 20, 2004. The counts included the following: breach of contract against Sutura, Inc, tortuous interference with contract against Fusion Capital Fund II, LLC and Fusion Capital Partners, LLC and conspiracy to breach implied covenant of good faith and fair dealing against all three entities. The Company is seeking judgment against the Defendants damages in an amount in excess of $10,000 plus interest, reasonable attorney’s fees and costs of suit incurred and such other and further relief the Court deems just and proper. Case was transferred and is currently pending in the United States District Court for the District of Nevada.

INDEX

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol “MNHG.” The company has been able to determine the following high and low sales prices for each quarter from 01/01/05 to date and on April 12, 2006 as follows:

Quarter	High	Low	Close

03/31/05	0.75	0.35	0.37
06/30/05	0.35	0.17	0.29
09/30/05	0.58	0.20	0.30
12/31/05	0.655	0.36	0.53

03/31/06	0.82	0.32	0.32
06/30/06	0.32	0.13	0.15
09/30/06	0.37	0.08	0.37
12/31/06	0.75	0.13	0.23

03/31/07	0.23	0.075	0.077
04/12/07	0.09	0.08	0.09

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades at took place.

(b)	Holders

There are approximately 1,005 holders of the common equity of the Company. The transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado 80401.

INDEX

(c)	Dividends

There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company’s revenues, earnings and financial condition.

(d)	Recent Sales of Unregistered Securities

January 6th, March 28th, April 5th and April 27th, 2006, the Company entered into five convertible notes totaling $50,000.00.

On February 10, 2006, the Company entered into a Promissory Note with Envision Capital, LLC totaling $240,000.00. Pursuant to the terms of the note, five hundred thousand (500,000) restricted common shares of the Company are due Envision Capital. The Company has issued 485,714 restricted shares under the note. This note supersedes prior Promissory Notes dated December 23, 2005, January 13, January 19 and January 25, 2006.

In November 2006, the Company agreed to sell 1,363,636 shares of restricted stock to a shareholder for $0.11 per share. On November 13, 2006, the Company was paid $150,000. We relied on the exemption from registration relating to transactions by an issuer that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that, at the time of the sale, the investor was an “accredited investor” under Rule 501 of Regulation D of the Act and had adequate access to information about us.

On December 1, 2004, the Company issued 1,508,881 shares of its common stock to the officers of the Company in exchange for accrued wages valued at $573,375.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "SHALL," "WILL," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," “PLAN,” "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE

INDEX

BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

Millenium Holding Group, Inc. (OTC BB: MNHG) is a publicly traded and fully reporting Company in early stage development. The passage of the Financial Modernization Act (Gramm-Leach-Bliley Act) will radically overhaul the nation’s banking, insurance and securities markets. The Act allows one Company to possess all three disciplines. Millenium Holding intends to pursue the creation of an Internet National Bank and an Internet Insurance Company. It is also exploring the possibility of forming or acquiring a Broker Dealer in order to service the securities market. The Company intends to, and is actively focusing on mortgage banking and real estate.

The Company through its wholly owned subsidiary, Fynancial Mortgage Corporation dba FYNMOR, has been issued the Mortgage Banker license with the State of Nevada Mortgage Lending Division.

The Company through its wholly owned subsidiary, FYNRE, is pursuing real estate development. The focus is to the development of real estate specializing in self-contained communities and other areas.

SunRidge I, Inc., a wholly owned subsidiary of FYNRE, established to be a single asset entity to do a future real estate project.

Barstow Golf and Country Club, Inc., a wholly owned subsidiary of FYNRE, established to be a single asset entity to do a future real estate project.

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

INDEX

Richard Ham and Ham Consulting Company, the principal shareholders, have pledged to satisfy the Company’s cash requirements in the near future. The principal shareholders have no expectations of reimbursement of the funds advanced other than restricted stock payment in lieu of cash. It has no way of determining whether there will be any type of reimbursement in the future. During February of 2002, the Company issued 229,795 shares at $0.35 per share to its chief executive and controlling shareholder to reimburse him for expenses paid on behalf of the Company. The Company also issued 209,375 restricted shares to this shareholder in exchange for 167,500 shares he sold to meet certain financial obligations of the Company.

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

The software required for the Internet bank is state-of-the-art and can service up to a fourteen billion-dollar bank. The Systems will provide an automation System with multi-currency and multi-lingual abilities. The core system is stable and secure with an adaptable foundation that allows the Company to continue to focus its resources and attention on delivering products and services to its customers. The software, which can be adapted to the insurance business, will be the center of the Company’s business, consists of the following five components:

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

INDEX

There are no other plans to develop new products within the next 12-month period.

The Company is also intending to become a member of the Society for Worldwide Interbank Financial Telecommunication (S.W.I.F.T.). It is the Company’s belief that membership in this organization will provide the bank international access and credibility. The core banking Systems will be interfaced with S.W.I.F.T. so that transactions will automatically be recorded throughout the appropriate components of the automated Systems. This organization provides low-cost competitive financial processing and communication services of the highest quality, integrity and reliability.

The Company will hire knowledgeable professionals for its customer interface to offer personalized attention and service to the individual. It will also hire a Chief Technology Officer and add other individuals who will bring valuable experience to better service the Company’s banking and insurance customers.

Critical Accounting Policies and Estimates.

Our Management's Plan of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for operating expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

GOING CONCERN

As of December 31, 2006, the Company had recognized little revenue to date and had accumulated operating losses of approximately $12,119,735 since inception. The Company’s ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations.

INDEX

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are filed as a part of this Annual Report. See index to the financial statements on Page F-1.

MILLENIUM HOLDING GROUP, INC.AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 1998)
THROUGH DECEMBER 31, 2006

CONTENTS

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F - 1

Consolidated Balance Sheets	F - 2

Consolidated Statements of Operations	F-3

Consolidated Statements of Changes in Stockholders’ Deficit	F-4 - F - 9

Consolidated Statements of Cash Flows	F - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:	F - 11 - F - 34

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Millenium Holding Group, Inc.

We have audited the accompanying consolidated balance sheet of Millenium Holding Group, Inc., and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Millenium Holding Group, Inc., from inception December 31, 1998 through December 31, 2004, were audited by other auditors whose report dated May 17, 2005, expressed an unqualified opinion on those statements (the May 17, 2005 report was modified related to the uncertainty of the Company’s ability as a going concern).

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the accompanying consolidated financial statements, the Company has restated the consolidated financial statements at and for the year ended December 31, 2005. The correction resulted in accrued interest being decreased by $270,238, interest expense by $467,616 and the net loss being decreased to $1,477,842 and accumulated deficit during development stage being decreased to $(9,639,259). In addition, the Company also reduced additional paid in capital by $6,709. This correction also changed the net loss per share by 0.02 to $(0.07) per share.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millenium Holding Group, Inc. and its subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mendoza Berger & Company, LLP
Mendoza Berger & Company, LLP
Irvine, California
April 18, 2007

INDEX

MILLENIUM HOLDING GROUP, INC.AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	12/31/2006	12/31/2005
		(restated)
ASSETS

ASSETS:

Current assets:

Prepaid expense	$5,555	$5,880
Total current assets	5,555	5,880

Fixed assets:
Computer Equipment, net of accumulated depreciation of $322 and $0, at December 31,
2006 and December 31, 2005, respectively	1,435	-
Total fixed assets	1,435	-

Other assets:
Intangible assets, net of accumulated amortization of $0 and $8,736, at December 31, 2006 and December 31, 2005,respectively	11,250	30,120
Capitalized pre-construction costs	12,736	-
Deposits and other	77,100	99,600
Total other assets	101,086	129,720

TOTAL ASSETS	$108,076	$135,600

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Current liabilities
Accounts payable	$940,856	$527,450
Accrued wages - related party	1,328,958	913,588
Accrued payroll taxes	98,265	79,043
Accrued interest	88,831	29,143
Notes payable	1,142,050	642,000
Deferred financing cost	-	88,628
Total current liabilities	3,598,960	2,279,852

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred non-voting stock, $.001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at
December 31, 2006 and December 31, 2005	-	-
Common stock, $.05 par value, 50,000,000 shares
authorized, 23,733,244 and 21,095,769 shares issued and
outstanding at December 31, 2006 and December 31, 2005	1,186,663	1,054,789
Additional paid-in capital	7,442,188	6,440,218
Deficit accumulated during development stage	(12,119,735)	(9,639,259)
Total stockholders' deficit	(3,490,884)	(2,144,252)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$108,076	$135,600

The accompanying notes should be
read in conjunction with these financial statements.

INDEX

MILLENIUM HOLDING GROUP, INC.AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended		Inception
			(12/31/98) to
	12/31/2006	12/31/2005	12/31/2006
		(restated)	(restated)

REVENUE:	$-	$-	$20,930

EXPENSES:
General and administrative expenses	(803,374)	(474,709)	(3,483,068)
Expenses associated with canceled contracts	-	-	(1,366,438)
Amortization expense	(322)	(4,368)	(9,058)
General and administrative expenses - related party	(942,601)	(474,954)	(2,681,772)
Total expenses	(1,746,297)	(954,031)	(7,540,336)

Loss from operations	(1,746,297)	(954,031)	(7,519,406)

OTHER INCOME (EXPENSE):
Other income	-	-	360
Other expense	(227,500)	-	(228,722)
Interest expense	(506,679)	(523,811)	(1,875,344)
Total other income (expense)	(734,179)	(523,811)	(2,103,706)

Income before income taxes	-	-	-

Income taxes	-	-	-

Net loss	$(2,480,476)	$(1,477,842)	$(9,623,112)

Weighted average number of
common shares outstanding, basic and diluted	21,446,724	20,076,136

Net loss per share, basic and diluted	$(0.12)	$(0.07)

The accompanying notes should be
read in conjunction with these financial statements.

INDEX

MILLENIUM HOLDING GROUP, INC.AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FROM INCEPTION (DECEMBER 31, 1998) THROUGH DECEMBER 31, 2006

					Accumulated
					Deficit during	Total
	Common Stock		Additional Paid	Stock	Development	Stockholders'
	Shares	Value	In Capital	Subscriptions	Stage	Deficit
			(restated)		(restated)	(restated)
Balance
December 31, 1998	21,888,124	$1,094,406	$1,402,219	$-	$(2,496,624)	$1

Reverse stock split
June 2, 1999	(21,183,255)	-	-	-	-	-

Net loss
December 31, 1999	-	-	-	-	(25,142)	(25,142)

Total
December 31, 1999	704,869	1,094,406	1,402,219	-	(2,521,766)	(25,141)

Stock issued for
professional services
December 31, 2000	225,000	11,250	32,800	-	-	44,050

Acquisition of assets for stock
December 31, 2000	1,488,815	74,441	(1,019)	-	-	73,422

5 for 1 forward stock split
December 31, 2000	9,093,220	(604,502)	604,502	-	-	-

Net loss
December 31, 2000	-	-	-	-	(301,504)	(301,504)

Total
December 31, 2000	11,511,904	575,595	2,038,502	-	(2,823,270)	(209,173)

Stock issued for
professional services
December 31, 2001	344,500	17,225	41,250	-	-	58,475

Stock issued on default of
convertible note
December 31, 2001	472,500	23,625	28,875	-	-	52,500

Net loss
December 31, 2001	-	-	-	-	(365,277)	(365,277)

Total
December 31, 2001	12,328,904	616,445	2,108,627	-	(3,188,547)	(463,475)

Stock issued for future
professional services
February 13, 2002	160,000	8,000	40,000	-	-	48,000

The accompanying notes should be
read in conjunction with these financial statements.

INDEX

MILLENIUM HOLDING GROUP, INC.AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FROM INCEPTION (DECEMBER 31, 1998) THROUGH DECEMBER 31, 2006

					Accumulated
					Deficit during	Total
	Common Stock		Additional Paid	Stock	Development	Stockholders'
	Shares	Value	In Capital	Subscriptions	Stage	Deficit
			(restated)		(restated)	(restated)
Stock issued for payment of
commissions
February 19, 2002	4,500	225	1,125	-	-	1,350

Stock issued for future
professional services
February 19, 2002	18,333	917	4,583	-	-	5,500

Stock issued for payment of
accounts payable
February 19, 2002	229,795	11,490	68,938	-	-	80,428

Stock issued for payment of
expenses by shareholder
February 19, 2002	209,375	10,469	52,344	-	-	62,813

Stock issued for
convertible notes
February 19, 2002	22,500	1,125	5,625	-	-	6,750

Stock issued for
professional services
November 11, 2002	17,000	850	1,700	-	-	2,550

Stock issued on default
of convertible note
November 11, 2002	31,250	1,563	1,120	-	-	2,683

Stock issued on default
of convertible note
November 11, 2002	250,000	12,500	8,964	-	-	21,464

Stock issued for
convertible notes
November 11, 2002	160,000	8,000	16,000	-	-	24,000

Stock issued on default
of convertible note
November 11, 2002	125,000	6,250	4,482	-	-	10,732

Acquisition of assets for stock
November 11, 2002	75,000	3,750	7,500	-	-	11,250

Stock issued for
professional services
November 11, 2002	150,000	7,500	15,000	-	-	22,500

The accompanying notes should be
read in conjunction with these financial statements.

INDEX

MILLENIUM HOLDING GROUP, INC.AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FROM INCEPTION (DECEMBER 31, 1998) THROUGH DECEMBER 31, 2006

					Accumulated
					Deficit during	Total
	Common Stock		Additional Paid	Stock	Development	Stockholders'
	Shares	Value	In Capital	Subscriptions	Stage	Deficit
			(restated)		(restated)	(restated)
Stock issued for
professional services
November 11, 2002	63,043	3,152	6,304	-	-	9,456

Stock issued for
professional services
November 11, 2002	130,000	6,500	13,000	-	-	19,500

Net loss
December 31, 2002	-	-	-	-	(604,176)	(604,176)

Total
December 31, 2002	13,974,700	698,736	2,355,312	-	(3,792,723)	(738,675)

Stock issued for
notes payable
December 3, 2003	75,000	3,750	157,500	-	-	161,250

Stock issued for
notes payable
December 3, 2003	25,000	1,250	46,250	-	-	47,500

Stock issued for
professional services
December 3, 2003	5,000	250	9,250	-	-	9,500

Stock issued for
notes payable
December 4, 2003	5,000	250	9,250	-	-	9,500

Stock issued for
professional services
December 17, 2003	505,051	25,253	474,748	(441,096)	-	58,904

Net loss
December 31, 2003	-	-	-	-	(1,520,541)	(1,520,541)

Total
December 31, 2003	14,589,751	729,489	3,052,310	(441,096)	(5,313,264)	(1,972,561)

Stock subscriptions expensed
March 31, 2004	-	-	-	124,657	-	124,657

Stock issued for
professional services
June 9, 2004	25,000	1,250	32,000	-	-	33,250

The accompanying notes should be
read in conjunction with these financial statements.

INDEX

MILLENIUM HOLDING GROUP, INC.AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FROM INCEPTION (DECEMBER 31, 1998) THROUGH DECEMBER 31, 2006

					Accumulated
					Deficit during	Total
	Common Stock		Additional Paid	Stock	Development	Stockholders'
	Shares	Value	In Capital	Subscriptions	Stage	Deficit
			(restated)		(restated)	(restated)
Stock issued for
notes payable
June 17, 2004	1,895,000	94,750	539,330	-	-	634,080

Stock issued for
notes payable
June 17, 2004	50,000	2,500	62,500	-	-	65,000

Stock issued for
professional services
June 17, 2004	416,500	20,825	354,025	-	-	374,850

Stock issued for
professional services
June 17, 2004	166,500	8,325	24,183	-	-	32,508

Stock issued for payment of
accounts payable
July 8, 2004	17,716	885	20,905	-	-	21,790

Stock issued for future
professional services
July 20, 2004	681,818	34,091	1,015,909	(1,050,000)	-	-

Stock issued for
professional services
September 22, 2004	25,000	1,250	36,250	-	-	37,500

Stock issued for
professional services
September 22, 2004	75,000	3,750	108,750	(65,625)	-	46,875

Record correct cost of stock
issuance/beneficial conversion feature	-	-	155,813	-	-	155,813

Stock issued for
accrued wages
December 1, 2004	1,508,881	75,444	497,931	-	-	573,375

Stock subscriptions expensed
December 31, 2004	-	-	-	1,432,064	-	1,432,064

Net loss
December 31, 2004	-	-	-	-	(2,848,153)	(2,848,153)

Total
December 31, 2004	19,451,166	972,559	5,899,906	-	(8,161,417)	(1,288,952)

The accompanying notes should be
read in conjunction with these financial statements.

INDEX

MILLENIUM HOLDING GROUP, INC.AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FROM INCEPTION (DECEMBER 31, 1998) THROUGH DECEMBER 31, 2006

					Accumulated
					Deficit during	Total
	Common Stock		Additional Paid	Stock	Development	Stockholders'
	Shares	Value	In Capital	Subscriptions	Stage	Deficit
			(restated)		(restated)	(restated)
Stock issued for
notes payable
March 15, 2005	83,460	4,173	25,038	-	-	29,211

Stock issued for
professional services
March 15, 2005	78,143	3,907	36,093	-	-	40,000

Stock issued for
Notes payable
September 30, 2005	1,378,000	68,900	453,640	-	-	522,540

Stock issued for
professional services
September 30, 2005	105,000	5,250	32,250	-	-	37,500

Record correct cost of stock
issuance/beneficial conversion feature	-	-	(6,709)	-	-	(6,709)

Net loss
December 31, 2005	-	-	-	-	(1,477,842)	(1,477,842)

Total
December 31, 2005 - Consolidated	21,095,769	$1,054,789	$6,440,218	$-	$(9,639,259)	$(2,144,252)

Stock issued for
professional services
May 4, 2006	78,125	3,906	21,094	-	-	25,000
Stock issued for
notes payable
June 3, 2006	485,714	24,286	195,286	-	-	219,572
Stock issued for
notes payable
December 29, 2006	60,000	3,000	9,300	-	-	12,300
Stock issued for
convertible notes
December 29, 2006	555,000	27,750	192,400	-	-	220,150
Stock issued for
professional services
December 29, 2006	95,000	4,750	38,350	-	-	43,100
Stock issued for stock subscription
December 29, 2006	1,363,636	68,182	81,818	-	-	150,000
The accompanying notes should be read in conjunction with these financial statements.

INDEX
MILLENIUM HOLDING GROUP, INC.AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FROM INCEPTION (DECEMBER 31, 1998) THROUGH DECEMBER 31, 2006
					Accumulated
					Deficit during	Total
	Common Stock	Additional Paid	Stock	Development	Stockholders'
	Shares	Value	In Capital	Subscriptions	Stage	Deficit
			(restated)		(restated)	(restated)

Record correct cost of stock issuance/beneficial conversion feature	-	-	6,708	-	-	6,708

Cost of warrants	-	-	28,348	-	-	28,348

Stock option expense	-	-	428,666	-	-	428,666
Net loss
December 31, 2006	-	-	-	-	(2,480,476)	(2,480,476)

Total
December 31, 2006 - Consolidated	23,733,244	$1,186,663	$7,442,188	$-	$(12,119,735)	$(3,490,884)

The accompanying notes should be
read in conjunction with these financial statements.

INDEX

MILLENIUM HOLDING GROUP, INC.AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Inception
Year Ended		(12/31/98) to
12/31/2006	12/31/2005	12/31/2006
	(restated)	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,480,476)	$(1,477,842)	$(9,623,112)
Adjustments to reconcile net income/(loss)
to net cash used in operations:
Cancellation of subscribed stock	-	-	441,096
Stock subscriptions	150,000	-	150,000
Depreciation and amortization	322	4,368	9,058
Intangible impairment	18,870	-	18,870
Stock issued for services	68,100	77,500	2,437,954
Cost of warrant	28,348	-	28,348
Stock option expense	428,666	-	428,666

(Increase) decrease in:
Prepaid expenses	324	4,035	(5,556)
Deposits and other	22,500	(80,346)	(77,100)
Increase (decrease):
Accounts payable	413,406	205,667	940,856
Deferred financing cost	(88,628)	88,628	-
Accrued expenses	66,398	(97,138)	95,542
Accrued expenses wages and related expenses	434,592	281,353	1,427,224
Net cash provided by (used in) operating activities	(937,578)	(993,775)	(3,728,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible asset	-	-	(38,856)
Capitalized pre-construction costs	(12,736)	-	(12,736)
Computer equipment	(1,757)	-	(1,757)
Net cash used by investing activities	(14,493)	-	(53,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	-	-	80,429
Proceeds from convertible notes payable	452,021	551,751	2,112,949
Proceeds from issuance of notes payable	500,050	487,500	1,771,625
Payments of notes payable	-	(53,360)	(183,500)
Net cash provided by (used in) financing activities	952,071	985,891	3,781,503

NET INCREASE (DECREASE) IN CASH	-	(7,884)	-

CASH, beginning of period	-	7,884	-

CASH, end of period	$-	$-	$-

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$-	$1,918	$2,965
Cash paid for taxes	$-	$-	$-

The accompanying notes should be
read in conjunction with these financial statements.

INDEX

MILLENIUM HOLDING GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF ORGANIZATION

Millenium Holding Group, Inc., a Nevada corporation, (“we”, “our”, “us”, or the “Company”) was incorporated December 22, 1969 under the name AMEX Systems Corporation. The Company had been organized for the purpose of merging other corporations together to achieve savings from consolidations. In 1995 the Company became inactive and did not actively conduct operations, generate revenue, or incur expenses.

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

The Company through its wholly owned subsidiary, Fynancial Mortgage Corporation dba FYNMOR, has been issued the Mortgage Banker license with the State of Nevada Mortgage Lending Division.

The Company through its wholly owned subsidiary, FYNRE, is pursuing real estate development. The focus is to the development of real estate specializing in self-contained communities and other areas.

SunRidge I, Inc., a wholly owned subsidiary of FYNRE, established to be a single asset entity to do a future real estate project.

Barstow Golf and Country Club, Inc., a wholly owned subsidiary of FYNRE, established to be a single asset entity to do a future real estate project.

The Company has had minimal revenues to date. As such, the Company is considered a development stage company in accordance with Statement on Financial Accounting Standards No. 7. Accordingly, some of the Company’s accounting policies and procedures have not yet been established.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, consistently applied. The fiscal year end is December 31.

Basis of Presentation

The consolidated financial statements for the year ended December 31, 2006 include the accounts of the Company and all majority owned subsidiaries. All significant intercompany accounts, if any, have been eliminated in consolidation.

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

INDEX

Earnings Per Share Calculations

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding was 21,446,724 and 20,076,136 for the periods ended December 31, 2006 and 2005, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2006 and 2005, respectively, the Company had 3,689,587 and 1,769,254-restated outstanding securities that could have a dilutive effect on the outstanding common stock.

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

The Company has not filed federal income tax returns for several years. The failure to file income tax returns may subject the Company to fines. As a result of the failure to file income tax returns, the Company may have lost any tax benefits, which would otherwise arise from prior year net operating losses. As of December 31, 2006, the Internal Revenue Service has not imposed any interest or penalties for failure to file

Due to previous losses and their related net operating loss carry-forwards for tax purposes, management does not anticipate that interest or penalties will be imposed.

Accrued Payroll Taxes

The Company has accrued for unpaid federal payroll taxes in the amount of $98,265 and $79,043 for the years ended December 31, 2006 and 2005, respectively. The Company has yet to file its payroll tax forms with the Internal Revenue Service and related State taxing authorities. Once filed, the Company anticipates that it will receive additional penalties and interest associated with its filings. However, the Company has only accrued what it actually expects to pay at this time.

Advertising

Advertising costs are to be expensed when incurred. Advertising expenses for the years ended December 31, 2006 and 2005 were $375 and $1,770 respectively.

Revenue Recognition

The company will recognize revenues when earned, fees are fixed and determinable, and collectible is assured.

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion NO. 25. Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

INDEX

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company charged $428,666 to expense during the year ended December 31, 2006 for expenses incurred in 2006 and 2005.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R, and Emerging Issues Task Force No. 96-18 (“EITF 96-18”). All transactions in which goods or services are consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Intangible Assets and Amortization

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Accordingly, intangible assets with indefinite lives are not amortized. Intangible assets with finite useful lives are amortised either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

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

Derivatives

The Company occasionally issues financial instruments that contain an embedded instrument. At inception, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings. As of December 31, 2006 we determined that one of our embedded financial instruments qualified for this treatment and that the embedded instruments qualified for the derivative accounting and is measured at fair value and changes in fair value reported in earnings.

INDEX

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

Recently Issued Accounting Standards

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, results of operations and disclosures.

Fair Value Measurements

 In September 2006, the FASB issued Statement No. 157, Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2006, the Company had recognized little revenue to date and had accumulated operating losses of approximately $12,119,735 since inception. The Company’s ability to continue as a going concern is contingent upon its ability to successfully develop and market its products, meet future financing requirements, and achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

INDEX

NOTE 4 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the consolidated financial statements at and for the year ended December 31, 2005. The correction resulted in accrued interest being decreased by $270,238, interest expense by $467,616 and the net loss being decreased to $1,477,842 and accumulated deficit during development stage being decreased to $(9,639,259). In addition, the Company also reduced additional paid in capital by $6,709. This correction also changed the net loss per share by 0.02 to $(0.07) per share.

NOTE 5 - DEPOSITS AND OTHER ASSETS

Deposits and other assets are comprised of the following at December 31, 2006:

Earnest money deposits	$10,000
Refundable deposits	50,000
Property and utility deposits	7,100
Clerk bond	10,000
$77,100

NOTE 6 - NOTES PAYABLE

Notes payable are comprised of the following at December 31,

	2006	2005
Convertible Notes	$506,000	$456,000
Other Notes	574,505	186,000
Related Party Notes	61,545	-
Total Notes Payable	$1,142,050	$642,000

Convertible Notes

On September 9, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agreed to issue the holder 10,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of twelve and a half (12.5) shares per one dollar ($1.00) principal amount of the note.

On November 14, 2003, the Company entered into an agreement with an individual to purchase a convertible note for $2,500. The principal sum plus interest of 10% per annum, compounded quarterly, is due and payable within one hundred and twenty days from the date thereof. Additionally, the Company agreed to issue the holder 5,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of twelve and a half (12.5) shares per one dollar ($1.00) principal amount of the note.

On November 19, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

INDEX

On November 29, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $25,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 100,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 7, 2004, the Company entered into an agreement with two individuals to purchase a convertible note for $6,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holders 24,000 restricted shares of the Company’s stock. The note may be converted by the holders upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 17, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 17, 2004, the Company entered into an agreement with two individuals to purchase a convertible note for $2,500. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holders 10,000 restricted shares of the Company’s stock. The note may be converted by the holders upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 31, 2004, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within thirty days from the date thereof. Additionally, the Company agreed to issue the holders 5,000 restricted shares of the Company’s stock. The note may be converted by the holders upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 31, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $2,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within thirty days from the date thereof. Additionally, the Company agreed to issue the holder 2,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 31, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $3,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 12,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 31, 2004, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within thirty days from the date thereof. Additionally, the Company agreed to issue the holder 5,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

INDEX

On January 28, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $20,865, $865 of which was received in 2004 without specific repayment terms. The principal sum plus fees of $600 and interest of $453 is due and payable within forty-five days from the date thereof. The Company issued the holder 83,460 restricted shares of the Company’s stock. The note has been paid off.

On February 14, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $40,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 100,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of two and a half (2.5) shares per one dollar ($1.00) principal amount of the note.

On March 1, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $30,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 75,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of two and a half (2.5) shares per one dollar ($1.00) principal amount of the note.

On March 15, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $30,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 75,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of two and a half (2.5) shares per one dollar ($1.00) principal amount of the note.

On April 15, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $15,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 60,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On April 25, 2005, the Company entered into an agreement with an individual to extend the November 29, 2004 convertible note. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one ninety days from the date thereof. The Company agreed to issue the holder 50,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On May 6, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $7,500. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 30,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On May 23, 2005, the Company entered into an agreement with two individuals to purchase a convertible note for $2,500. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 10,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

INDEX

On May 26, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On June 21, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On July 2, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $100,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred eighty days from the date thereof. Additionally, the Company agreed to issue the holder 400,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On July 2, 2005, the Company entered into an agreement with an individual to extend the November 19, 2004, December 17, 2004 and December 31, 2004 convertible notes. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred eighty days from the date thereof. The Company agreed to issue the holder 75,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per one dollar ($1.00) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On July 14, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On August 8, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On August 15, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

INDEX

On August 29, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On September 1, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On September 23, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On September 26, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On September 27, 2005, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On November 4, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On November 4, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

INDEX

On November 14, 2005, the Company entered into an agreement with two individuals to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 8, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $25,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 100,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 12, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 14, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On December 30, 2005, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On January 6, 2006, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On March 28, 2006, the Company entered into an agreement with an individual to purchase a convertible note for $5,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 20,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

INDEX

On April 5, 2006, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On April 5, 2006, the Company entered into an agreement with an individual to purchase a convertible note for $20,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 80,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

On April 27, 2006, the Company entered into an agreement with an individual to purchase a convertible note for $10,000. The principal sum plus interest of 8% per annum, payable quarterly, is due and payable within one hundred twenty days from the date thereof. Additionally, the Company agreed to issue the holder 40,000 restricted shares of the Company’s stock. The note may be converted by the holder upon the maturity date at a conversion rate of one (1) share of the Company’s restricted common stock per fifty cents ($0.50) principal amount of the note. In the event of default, the Company will issue shares of its restricted common stock at a rate of four (4) shares per one dollar ($1.00) principal amount of the note.

Shares issued upon conversion plus the shares set forth in the above paragraphs shall be subject to the restrictions pursuant to Rule 144 of the Securities Act of 1933 and will have “piggyback” rights of registration. All accumulated but unpaid interest shall be extinguished upon conversion. Should all the holders of the above convertible notes elect conversion upon the maturity date, 1,315,500 shares (including the additional shares set forth in the agreements) would be due and payable by the Company.

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

INDEX

The following table describes the significant terms of the convertible debt as of December 31, 2006 and 2005

Note Date	Principal Amount	Interest Rate	Maturity Date (days)	Convertible Restricted Shares	Balance 12/31/2006	Balance 12/31/2005
09/09/03	$5,000	10%	120	10,000	$5,000	$5,000
11/14/03	2,500	10%	120	5,000	2,500	2,500
11/19/04	10,000	8%	120	40,000	10,000	10,000
11/29/04	25,000	8%	120	100,000	25,000	25,000
12/07/04	6,000	8%	120	24,000	6,000	6,000
12/17/04	5,000	8%	120	20,000	5,000	5,000
12/17/04	2,500	8%	120	10,000	2,500	2,500
12/31/04	5,000	8%	30	5,000	5,000	5,000
12/31/04	2,000	8%	30	2,000	2,000	2,000
12/31/04	3,000	8%	120	12,000	3,000	3,000
12/31/04	5,000	8%	30	5,000	5,000	5,000
02/14/05	40,000	8%	120	100,000	40,000	40,000
03/01/05	30,000	8%	120	75,000	30,000	30,000
03/15/05	30,000	8%	120	75,000	30,000	30,000
04/15/05	15,000	8%	120	60,000	15,000	15,000
05/06/05	7,500	8%	120	30,000	7,500	7,500
05/23/05	2,500	8%	120	10,000	2,500	2,500
05/26/05	5,000	8%	120	20,000	5,000	5,000
06/21/05	10,000	8%	120	40,000	10,000	10,000
07/02/05	100,000	8%	180	400,000	100,000	100,000
07/14/05	10,000	8%	120	40,000	10,000	10,000
08/08/05	10,000	8%	120	40,000	10,000	10,000
08/15/05	10,000	8%	120	40,000	10,000	10,000
08/29/05	10,000	8%	120	40,000	10,000	10,000
09/01/05	10,000	8%	120	40,000	10,000	10,000
09/23/05	10,000	8%	120	40,000	10,000	10,000
09/26/05	10,000	8%	120	40,000	10,000	10,000
09/27/05	5,000	8%	120	20,000	5,000	5,000
11/04/05	10,000	8%	120	40,000	10,000	10,000
11/04/05	5,000	8%	120	20,000	5,000	5,000
11/14/05	5,000	8%	120	20,000	5,000	5,000
12/08/05	25,000	8%	120	100,000	25,000	25,000
12/12/05	10,000	8%	120	40,000	10,000	10,000
12/14/05	10,000	8%	120	40,000	10,000	10,000
12/30/05	5,000	8%	120	20,000	5,000	5,000
01/06/06	5,000	8%	120	20,000	5,000	-
03/28/06	5,000	8%	120	20,000	5,000	-
04/05/06	10,000	8%	120	40,000	10,000	-
04/05/06	20,000	8%	120	80,000	20,000	-
04/27/06	10,000	8%	120	40,000	10,000	-
Total	$506,000			$1,823,000	$506,000	$456,000

The total interest expense for the year ending December 31, 2006 is $39,647
The accrued interest for the ending December 31, 2006 is $61,990

INDEX

Other Notes

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

On November 11, 2005, the Company entered into a verbal agreement with an individual to purchase a note for $7,500. The note is non-interest bearing and is payable on demand.

On February 10, 2006, the Company entered into an agreement with Envision Capital, LLC to purchase a note for the principal sum of $240,000. This note supersedes prior Promissory Notes dated December 23, 2005, January 13, January 19 and January 25, 2006. The principal sum plus interest on the unpaid principal at the rate of 6% per annum is currently due and payable. Additionally, the Company agreed to issue the holder 500,000 restricted shares of the Company’s stock. The outstanding principal sum was reduced to $233,918. The Company issued 485,714 restricted shares under the note.

On April 24, 2006, the Company entered into a verbal agreement with an individual to purchase a note for $5,000. The note is non-interest bearing and is payable on demand.

On May 16, 2006, the Company entered into an agreement with an individual to purchase a note for the principal sum of $200,000. The principal sum shall be due and payable within thirty days thereof. The Company agreed to issue the holder 50,000 restricted shares of the Company’s stock as interest. Additionally, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 300,000 shares of the common stock of the Company at an exercise price of eighteen cents per share from May 11, 2006 to May 10, 2008.

On May 30, 2006, the Company entered into a verbal agreement with an individual to purchase a note for $2,625. The note is non-interest bearing and is payable on demand.

INDEX

On July 14, 2006, the Company entered into a verbal agreement with an individual to purchase a note for $2,500. The note is non-interest bearing and is payable on demand. The Company has paid $1,998.70 under this note.

On July 22, 2006, the Company entered into an agreement with an individual to purchase a note for the principal sum of $2,000. The principal sum shall be due and payable within sixty days thereof. The Company agreed to issue the holder 10,000 restricted shares of the Company’s stock as interest.

On August 25, 2006, the Company entered into a verbal agreement with an individual to purchase a note for $3,750. The note is non-interest bearing and is payable on demand.

On August 28, 2006, the Company entered into a verbal agreement with an individual to purchase a note for $2,250. The note is non-interest bearing and is payable on demand.

On September 28, 2006, subsequent to the November 11, 2005 and the April 24, May 30 and August 25, 2006 notes, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 75,500 shares of the common stock of the Company at an exercise price of twenty-five cents per share from September 28, 2006 to September 27, 2008.

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

INDEX

The following table describes the significant terms of the other notes as of December 31, 2006 and 2005

Note Date	Principal Amount	Interest Rate	Shares	Maturity Date (days)	Balance 12/31/2006	Balance 12/31/2005
03/29/04	$3,500	0%			$3,500	$3,500
06/16/04	25,000	0%		90	25,000	25,000
06/25/04	10,000	0%		90	10,000	10,000
07/02/04	20,000	0%		90	20,000	20,000
11/11/05	7,500	0%			6,194	7,500
02/10/06	240,000	6%	500,000	05/31/06	233,918	-
04/24/06	5,000	0%			4,129	-
05/16/06	200,000		50,000	30	194,788	-
05/30/06	2,625	0%			2,168	-
07/14/06	2,500	0%			418	-
07/22/06	2,000		10,000		2,000	-
08/25/06	3,750	0%			3,097	-
08/28/06	2,250	0%			1,878	-
12/05/06	22,500	10%		30	22,415	-
04/12/04	30,000	0%			30,000	30,000
05/07/04	5,000	0%			5,000	5,000
05/07/04	10,000	0%			10,000	10,000
Debt Discount	(9,039)				-	-
Total	$582,586		$560,000		$574,505	$186,000

The total interest expense for the year ending December 31, 2006 is $50,976
The accrued interest for the ending December 31, 2006 is $25,075

Related party note

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

The following table describes the significant terms of the related party note as of December 31, 2006 and 2005

Note Date	Principal Amount	Interest Rate	Maturity Date (days)	Balance 12/31/2006	Balance 12/31/2005
09/28/06	$68,570	10%	180	$61,545	$-
Debt Discount	(7,025)			-	-
Total	$61,545			$61,545	$-
The total interest expense for the year ending December 31, 2006 is $1,766
The accrued interest for the ending December 31, 2006 is $1,766

INDEX

NOTE 7 - COMMON STOCK

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

On December 29, 2006, the Company issued 60,000 shares of its common stock to the holders of promissory notes dated May 16, 2006 and July 22, 2006.

On December 29, 2006, the Company issued 555,000 shares of its common stock to the holders of convertible notes in full payment per the terms set forth in the agreement.

On December 29, 2006, the Company issued 25,000 shares of its common stock in exchange for professional services per the terms of the consulting agreement dated October 1, 2005. The value of these services was deemed to be the fair market value as of the close of business, which was $0.30, or a total contract value of $7,500, which is recorded as part of general and administration expense.

INDEX

On December 29, 2006, the Company issued 25,000 shares of its common stock in exchange for professional services per the terms of the consulting agreement dated January 5, 2006. The value of these services was deemed to be the fair market value as of the close of business, which was $0.47, or a total contract value of $11,750, which is recorded as part of general and administration expense.

On December 29, 2006, the Company issued 45,000 shares of its common stock in exchange for professional services per the terms of the consulting agreement dated December 31, 2006. The value of these services was deemed to be the fair market value as of the close of business, which was $0.53, or a total contract value of $23,850, which is recorded as part of general and administration expense.

On December 29, 2006, the Company issued 1,363,636 shares of its common stock to shareholder for stock subscription.

As of December 31, 2006, there were 23,733,244 shares of stock outstanding.

All stock subscriptions which were issued during the year have been expensed as of December 31, 2005 due to canceled contracts or management feeling the potential services / monies were not to be received.

NOTE 8 - RELATED PARTY TRANSACTIONS

On April 2, 2003, the Company entered into an employment agreement with the President of the Company (the “Employee”). The terms of the agreement include the following: base salary of $300,000 per annum with annual increases of 10%, medical/dental insurance, group life insurance, a bonus of 1% of the pretax profits of the Company, stock options, and various other employee benefits.

On April 2, 2003, the Company entered into an employment agreement with the Vice President and Secretary of the Company (the “Employee”). The terms of the agreement include the following: base salary of $105,000 per annum with annual increases of 8%, medical/dental insurance, a bonus of 0.10% of the pretax profits of the Company, stock options, and various other employee benefits.

Per the employment agreements detailed above, the Employee shall be entitled to purchase a share of the common stock (restricted pursuant to Rule 144) of the Company for each dollar of compensation received during that year. The option will be at a strike price of two dollars ($2.00) per share. The underlying shares shall have “piggyback” rights of registration. These stock options will terminate one (1) year from the date the Employee is no longer employed by the Company. During 2004, the Board reinstated the April 2, 2003 employment agreements containing the new stock option at a strike price of $0.40 per share from July 16, 2004 forward.

Per the employment agreements detailed above, a vehicle shall be provided to the Employee at the Company’s expense at the earliest feasible time. During the year ended December 31, 2004, the Company entered into a vehicle operating lease, which calls for monthly payments of $809 for a term of twenty four months.

During the year ended December 31, 2006 and 2005, the Company incurred interest expense of $1,766 and $196 in connection with notes payable to the officers of the company.

Salary expense for the years ended December 31, 2006 and 2005 was $520,045 and $474,954, respectively. At a special meeting held on November 30, 2004 the Company’s Board of Directors resolved to issue shares of its common stock to the officers of the Company in exchange for accrued wages valued at $573,375. As of December 31, 2006 accrued wages of $1,328,958 are due to the officers of the Company.

In June, 2004, the Company paid $10,000 to Fusion Capital Fund II, LLC as reimbursement for expenses related to the July 20, 2004 agreement.

The headquarters of the company are located at 12 Winding Road, Henderson, NV 89052.

INDEX

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments
The Company has entered into an agreement with an attorney to provide legal and business counsel services. The agreement calls for monthly payments of $3,500 and can be terminated by mutual agreement between the parties. For each of the years ended December 31, 2006 and 2005, the Company has incurred expenses of $42,402 and $42,000.

On November 18, 2003 the Company entered into a consulting agreement with Camden Holdings, Inc., a Nevada corporation (the “Consultant”) to provide services set forth for the purpose of mergers, acquisitions and locating companies which can be purchased by the Company. Per the terms of the agreement, the Consultant was to bring to the Company acquisitions, which have no negative cash flow, valuation of at least two million dollars, no outstanding debt and no material litigation. The term of the agreement was for one year and compensation for all services rendered shall be $500,000. On December 17, 2003 the Company issued 505,051 shares of its common stock to the Consultant as full compensation. The number of shares issued was based upon the bid price of the stock as of the effective date of the agreement, which was $0.99. On June 4, 2004 the Company cancelled the agreement and demanded the return of the 505,051 shares issued as compensation.

On July 9, 2004, the Company entered into an agreement and plan of merger with Sutura, Inc., a private Delaware corporation based in California. Sutura, Inc. is a medical device company that has developed a line of vessel closure devices to suture the puncture created in the femoral artery during catheter-based procedures, primarily in the fields of cardiology and radiology.

On July 20, 2004, the Company entered into a common stock purchase agreement and registration rights agreement with Fusion Capital Fund II, LLC an Illinois limited liability company in connection with the proposed Sutura, Inc. merger. Under the terms of the financing agreement, Fusion Capital had agreed to purchase from the surviving company, after the merger had been consummated, up to $15.0 million of the surviving company’s common stock over a 30-month period. Specifically, after the Securities & Exchange Commission had declared effective a registration statement, each month the surviving company had the right to sell Fusion Capital $500,000 of its common stock at a purchase price based upon the market price of the common stock on the date of each sale, without any fixed discount to the market price.

On October 25, 2004, the Company filed a registration statement with the Securities and Exchange Commission which stated that both Sutura, Inc and Fusion Capital Fund II, LLC had expressed their intention not to proceed with the contractual undertakings and are pursuing an alternate arrangement, provided by Fusion, with another company in which Fusion has a substantial economic interest.

On December 1, 2004, the Company entered into an agreement with KMA Capital Partners, Ltd. (the “Advisor”) to consult with and advise the Company regarding its business, business plan and contemplated business operations. In particular the Advisor will provide the following specific advisory services: strategic planning, financing, mergers and acquisitions and financial media and publications. Compensation for the financial and media publication services shall be $25,000 per month, to be prepaid in $10,000 cash and $15,000 in restricted common stock of the Company based on a running ten day average of the closing price. Compensation for the strategic planning, financing and mergers and acquisitions services shall be based on success fees of a 3% finder’s fee on any capital raised, 3% on any acquisitions negotiated and closed by the Advisor and a one-time fee of 4.9% of equity. The term of this agreement shall be from December 1, 2004 to December 1, 2005.

On January 21, 2005, the Company terminated the December 1, 2004 agreement with KMA Capital Partners in regards to the financial media and publications services. The sections of the agreement relating to the strategic planning, financing, and merger and acquisition services, by which compensation is based on success fees, are to remain in effect.

INDEX

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

On May 5, 2005, the Company entered into an Engagement Agreement with Warren White and Curt Newcom (the “Advisor”) to consult with and advise the Company regarding its business, business plan and contemplated business operations. On September 3, 2005, the Company terminated the May 5, 2005 Engagement Agreement with Warren White and Curt Newcom. The Company has issued 60,000 shares of restricted common stock under this agreement.

On July 12, 2005, the Company entered into an finder’s fee agreement with A Mortgage Source International, Inc., d/b/a Investment Consulting Group, Inc. to identify investors, underwriters, joint ventures, lenders and/or guarantors interested in providing financing to the Company. Compensation of 5% finder’s fee of the gross amount of funds received. The term of the agreement is for one year. On July 28, 2005, the Company entered into a revised finder’s fee agreement reducing the compensation to a one-time fee of 3% of financing funded from a funding source introduced by Finder would be split on a 50-50 basis with Fisher Enterprises, LLC upon the closing of financing from an introduced funding source. The retainer fee paid to Fisher Enterprises, LLC was $3,500.

On July 27, 2005, the Company made an offer to purchase real estate. Earnest money deposited on the property was $5,000. On November 4, 2005, the Company entered into an amended purchase agreement to the July 27, 2005 offer to purchase real estate for $975,000 subject to financing. Earnest money deposited on the property was $7,500. On December 5, 2005, the Company entered into an amended purchase agreement to $1,000,000. Earnest money deposited on the property was $32,500. On December 19, 2005, the Company released $12,500 of the earnest money deposited to the Seller. On April 13, 2006, the Company released $15,000 of the earnest money deposited to the Seller and $5,000 was released to the Company.

INDEX

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

On December 31, 2005, the Company entered into an agreement with ERS Consulting (the “Consultant”) to perform the following services: consult with the officers concerning matters relating to investor relations, maximizing shareholder value and market liquidity and others to promote awareness and exposure of the Company. As compensation for all services rendered under this agreement, the Company issued 45,000 restricted shares of its common stock to Consultant. The agreement began on December 31, 2005 and expired sixty days later on March 1, 2006.

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

On March 27, 2006, the Company entered into a series of definitive agreements with Dutchess Private Equities Fund, L.P., a Delaware corporation. The agreements include an Investment Agreement and a Registration Rights Agreement. Under the Investment Agreement, Dutchess can invest up to $8,500,000 to purchase common stock pursuant to put notices by the Company. This agreement effectively provides an equity line of credit to be drawn upon at the Company’s discretion. Under the Registration Rights Agreement, the Company agrees, to use its commercially reasonable efforts, to register all the shares that could be issued pursuant to the Investment Agreement within ninety (90) days of the execution of the agreements.

INDEX

On March 31, 2006, the Company entered into an agreement with US Euro Securities, Inc., a California corporation to serve as Placement Agent regarding a proposed “best efforts” equity/debt offering of a certain amount of securities to be issued by the Company. The Placement Agent will receive a 10% fee of the gross proceeds of Equity Placement, Convertible Debt or Hybrid Security financing and a 2% fee of the gross of any debt financing accepted by the Company. The term of the agreement is for one year. Additionally, the Company issued 78,125 restricted shares of the Company’s stock to the Placement Agent as reimbursement for expenses related to this agreement.

On April 3, 2006, the Company entered into two promissory notes in the aggregate amount of $600,000. Each note is for $300,000 with one due on July 3, 2006 and the other due on December 31, 2006. Per the terms of the notes, interest is to accrue at the rate of 12% per annum.

On May 8, 2006, the Company entered into a Letter of Engagement with TSG Partners, LLC, a Delaware limited liability company, to make its best efforts to complete a Private Placement of $15,000,000 or less under Reg D of The Securities Exchange Act of 1933 of the Company’s Preferred Shares. TSG has been paid $15,000 for the development of the Private Placement Memorandum and will receive $15,000 from the proceeds of the offering for the development of the Private Placement Memorandum along with $10 a trade in administrative fees from the proceeds of the placement.

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

On November 2, 2006, the Company entered into a consulting agreement with Crescent Fund, LLC to provide capital funding services including serving as an investment banking liaison, and acting as capital consultant and to provide capital structure, working capital, equipment financing, merger and acquisition, and reorganization consulting services for purposes of attempting to capitalize the company. The term of the agreement is for a period of six months. Compensation to consultant will be paid a success fee of 7%, inclusive of all fees, upon closing of any transaction from an introduced person. On December 29, 2006, the Company terminated said agreement effective immediately.

On November 2, 2006, the Company entered into a consulting agreement with Crescent Fund, LLC to provide public relations services including serving as an investment banking liaison, obtaining write ups about the company and acting as an institutional public relations consultant. The term of the agreement is for a period of six months. Compensation paid under the agreement was $150,000. On December 29, 2006, the Company terminated said agreement effective immediately.

INDEX

In November 2006, the Company agreed to sell 1,363,636 shares of restricted stock to a shareholder for $0.11 per share. On November 13, 2006, the Company was paid $150,000.

On December 12, 2006, the Company through its subsidiary FYNRE entered into an agreement for consulting services with MGM Development LLC to assist the Company and act as developer-of-record in construction of the Project and in Project Management Project Management shall mean the administration and supervision of the construction, marketing and sales including of finished homes, and soliciting and negotiating contracts for material and services, and serving as liaison with all governmental entities that pertain to the Project. Consultant shall receive a fee of Four Thousand Five Hundred Dollars ($4,500) per month for its Services after closing on the real property. Consultant shall receive ten percent (10%) of the net pre-tax profits from the sale of the residential units from the Project. The Agreement shall have a term expiring upon the completion of all of the phases of construction of the Project.

On December 13, 2006, the Company entered into an agreement with NVESTrain (the “Consultant”) to perform the following services: consult with the officers concerning matters relating to investor relations, maximizing shareholder value and market liquidity and others to promote awareness and exposure of the Company. Compensation to be paid under the agreement is $4,000 per month in cash or stock. If paid in stock, amount of stock to be issued is based on the running 10-day average of the closing price for said month plus options on 175,000 shares of restricted stock of the Company with piggyback registration rights at $0.20 per share based on the closing price on December 13, 2006. The agreement began on December 13, 2006 and is for 12 months.

NOTE 10 -STOCK OPTIONS

The Company currently maintains the Millenium Holding Group, Inc. 2003 Incentive and Nonstatutory Stock Option Plan (“Plan”), for executives and eligible employees. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than 100% of fair market value of the underlying stock at the date of grant. Options granted under the Company’s stock plan vest over periods ranging from one to three years of the date of the grant and are exercisable over a period of time not to exceed 10 years from grant date. The Plan has reserved up to 10,000,000 share of common stock for issuance under the Plan.

The following table summarizes annual activity for all stock options for each of the two years ended December 31:

	2006			2005
	Number of Shares		Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price
Outstanding, beginning of year Granted Exercised Forfeited and expired		1,334,516 747,231 - -	$1.08 0.40 - -		811,306 523,210 - -	$1.52 0.40 - -
Outstanding, end of year		2,081,747	$0.82		1,334,516	$1.08
Options exercisable, end of year Weighted average fair value of options granted during the year	$ $	2,081,747 0.06	$0.20 to 2.00	$ $	1,334,516 0.15	$0.40 to 2.00

INDEX

The fair value of the stock options granted during the years ended December 31, 2006 and 2005, was approximately $49,000 and $82,000 or $0.06 and $0.15 per stock option, respectively, and was determined using the Black Scholes option pricing model. The factors used for the years ended December 31, 2006 and 2005, where the option exercise price of $0.20 to $2.00 per share, a 1 year life of the options, volatility measure of 32%, a dividend rate of 0% and a risk free interest rate of 5.00% and 4.38%, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20 to $2.00	2,081,747	1.00	$0.82	2,081,747	$0.82

As of December 31, 2006, there was no unrecognized compensation cost related to unvested stock options.

The following table illustrates the effect on net loss and loss per share if the fair value recognition provisions of FAS 123(R) to options granted under our stock option plan was applied in the previous year:

For the year ended December 31, 2005
Net loss as reported Less: stock based employee compensation expense included in reported net loss Add: compensation expense determined under fair value method, net of tax	$(1,477,842) - (82,198)
$(1,560,040)
Net loss per common share, basic and diluted: As reported	$(0.07)
Pro forma net loss per common share	$(0.07)

Litigation

On June 10, 2004 the Company filed a complaint with the Clark County, Nevada District Court (the “Court”) alleging that Camden Holdings, Inc. breached the consulting agreement dated November 18, 2003 in several material respects. The Company is seeking the return of the 505,051 shares issued to Camden Holdings, Inc. and reimbursement for reasonable attorneys’ and court fees. On June 22, 2004 the Court ordered a preliminary injunction restricting the sale or transfer of said shares. On June 10, 2005, the Court dismissed the Amended Answer, Counterclaim, and Third-party Complaint and granted leave to the Plaintiff to serve and file its Amended Complaint.

INDEX

On February 14, 2005, the Company filed a complaint with the Clark County, Nevada District Court (the “Court”) against Sutura, Inc., Fusion Capital Fund II, LLC and Fusion Capital Partners (the “Defendants”) on numerous counts relating to the agreements entered into on July 9 and July 20, 2004. The counts included the following: breach of contract against Sutura, Inc, tortuous interference with contract against Fusion Capital Fund II, LLC and Fusion Capital Partners, LLC and conspiracy to breach implied covenant of good faith and fair dealing against all three entities. The Company is seeking judgment against the Defendants damages in an amount in excess of $10,000 plus interest, reasonable attorney’s fees and costs of suit incurred and such other and further relief the Court deems just and proper. Case is pending under the United States District Court for the District of Nevada

NOTE 11 - SUBSEQUENT EVENTS

On January 15, 2007, the Board of Directors of the Company changed the stock option at a strike price of $0.12 per share as of January 16, 2007.

On February 7, 2007, the Company entered into an agreement with Westor Capital Group, Inc. as its investment banker to assist the Company as its financial advisor providing investment banking services on a “best efforts’ basis that will include assistance in mergers, acquisitions and internal capital structuring and will also endeavor to provide strategic planning, structuring and other advisory services to the Company. The term of the agreement is for a nine month period. Compensation under the agreement is $15,000, $5,000 has been paid and $10,000 will be paid upon a successful agreement and execution with an investor that provides at least $2,500,000 for the internet mortgage bank.

On February 13, 2007, the Company entered into an agreement with an individual to purchase a note for the principal sum of $10,000. The principal sum plus interest of 10% per annum is due and payable within ninety days from the date thereof. Additionally, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 80,000 shares of the common stock of the Company at an exercise price of twelve point five cents per share from February 15, 2007 to February 14, 2009.

On February 26, 2007, the Company entered into an agreement with an individual to purchase a note for the principal sum of $5,000. The principal sum plus interest of 10% per annum is due and payable within ninety days from the date thereof. Additionally, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 42,017 shares of the common stock of the Company at an exercise price of eleven point nine cents per share from February 26, 2007 to February 25, 2009.

On March 31, 2007, the Company entered into an agreement with officers of the Company to purchase a note for the principal sum of $40,184. The Principal sum plus interest of 10% per annum is due and payable within one hundred twenty days from the date thereof. Additionally, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 401,844 shares of the common stock of the Company at an exercise price of ten cents per share from March 31, 2007 to March 30, 2009 or one (1) year from the date the Employee is no longer employed by the Company.

On April 9, 2007, the Company entered into an agreement with an individual to purchase a note for the principal sum of $10,000. The principal sum plus interest payment of $2,500 is due and payable within 30days from the date thereof. Additionally, the Company entered into a Warrant Agreement wherein the holder shall be entitled to purchase 142,857 shares of the common stock of the Company at an exercise price of seven cents per share from April 11, 2007 to April 10, 2009.

INDEX

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Effective March 9, 2005, the Board of Directors dismissed Chavez & Koch, CPA’s of Henderson, Nevada, as its independent auditors for the fiscal year ended December 31, 2004. The principal accountant’s report on the financial statements for the past year was qualified as to the uncertainty of the company’s ability to continue as a going concern, it was not modified as to audit scope, or accounting principals.

During the registrant’s two most recent fiscal years and any subsequent interim period preceding said withdrawal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv) (B) through (E).

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

Effective November 18, 2005, the Board of Directors accepted the resignation of Franklin Griffith & Associates of Las Vegas, Nevada as its independent auditors. The principal accountant’s report on the financial statements for the past year was qualified as to the uncertainty of the company’s ability to continue as a going concern, it was not modified as to audit scope, or accounting principals.

During the registrant’s two most recent fiscal years and any subsequent interim period preceding said withdrawal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv) (B) through (E).

The registrant on November 18, 2005 appointed De Joya Griffith & Company, Certified Public Accountants of Las Vegas, Nevada as its principal accountant. Neither the registrant nor anyone on its staff has consulted, De Joya Griffith & Company, Certified Public Accountants during the two most recent past fiscal years, and any later interim period, regarding any matter for which reporting is required under regulation SB, Item 304(a) (2) (i) or (ii) and the related instructions. The Board of Directors approved the appointment of De Joya Griffith & Company, Certified Public Accountants

INDEX

Effective January 11, 2006, the Board of Directors accepted the resignation of De Joya Griffith & Company, LLC of Las Vegas, Nevada as the its independent auditors for the fiscal year ended December 31, 2005. The principal accountant’s report on the financial statements for the past year was qualified as to the uncertainty of the company’s ability to continue as a going concern, it was not modified as to audit scope, or accounting principals.

During the registrant’s two most recent fiscal years and any subsequent interim period preceding said withdrawal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv) (B) through (E).

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

ITEM 8A. CONTROLS AND PROCEDURES.

Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

INDEX

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has two officers and two directors.

Name	Age	Position and Offices Held

Richard L. Ham	53	President, Treasurer and
		Member of the Board of Directors

Carla Aufdenkamp	44	Vice President, Secretary and
		Member of the Board of Directors

There are no agreements that a director will resign at the request of another person and the above named Directors are not acting on behalf of nor will act on behalf of another person.

The following is a brief summary of the Directors and Officers including their business experiences for the past five years.

Richard L. Ham has thirty years experience in the financial planning and insurance industry. For the past twenty-two of those thirty years, he has been involved in project management and business consulting. Twelve of those twenty-two years have been as the president of the Company formerly known as Amex Systems Corporation. Mr. Ham is also a licensed health and life insurance consultant. He has served as one of the first qualified continuing education instructors for the states of Nebraska and Iowa. Mr. Ham has conducted seminars throughout the Midwest for agents, agencies and other organizations on product knowledge, estate planning, motivation and promotion.

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

Carla Aufdenkamp has over twenty-five years experience in all phases of financial and insurance administration. She is very knowledgeable in office management, computer systems, organization, accounting and auditing. Ms. Aufdenkamp has worked with Ham Consulting for the past twelve years as its administrator. Ms. Aufdenkamp is married to Mr. Ham.

INDEX

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

Compliance With Section 16(a) of the Exchange Act

The Officers, Directors and those beneficially owning more than 10% of small business Company’s class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the Company.

Based upon a review of these reports, the Company has concluded that a Form 5 has been filed by those required to file said report covering the beneficial ownership of securities.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

Set forth below is a summary of compensation for our officers for the fiscal year ended December 31, 2006, the six months ended December 31, 2005 and the fiscal years ended 2005 and 2004. There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by us.

INDEX

		ANNUAL COMPENSATION			LONG TERM COMPENSATION
					Awards		Payouts
	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)
Richard L. Ham, CEO, President [1]
	2006	$390,225	$0	$0	$0	429,248	$0	$39,023
	2005	$354,750	$0	$0	$0	390,225	$0	$35,475
	2005[2]	$181,500	$0	$0	$0	199,650	$0	$18,150
	2004	$322,500	$0	$0	$0	354,750	$0	$59,291
Carla Aufdenkamp, Vice President / Secretary [3]
	2006	$129,820	$0	$0	$0	142,802	$0	$12,982
	2005	$120,204	$0	$0	$0	132,224	$0	$12,020
	2005[2]	$61,236	$0	$0	$0	67,360	$0	$6,124
	2004	$111,300	$0	$0	$0	122,430	$0	$11,130
1. Appointed Chief Executive Officer and President from January 1994 to June 1999 and October 1999 to current.
2. Compensation for the six months ended December 31, 2005.
3. Appointed Vice President and Secretary from January 1994 to June 1999 and October 1999 to current.

On April 2, 2003, the Company entered into an employment agreement with the President of the Company (the “Employee”). The terms of the agreement include the following: base salary of $300,000 per annum with annual increases of 10%, medical/dental insurance, group life insurance, a bonus of 1% of the pretax profits of the Company, stock options, and various other employee benefits.

On April 2, 2003, the Company entered into an employment agreement with the Vice President and Secretary of the Company (the “Employee”). The terms of the agreement include the following: base salary of $105,000 per annum with annual increases of 8%, medical/dental insurance, a bonus of 0.10% of the pretax profits of the Company, stock options, and various other employee benefits.

Effective as of July 15, 2004, the salaries for the President and Vice President/Secretary were discontinued and the April 2, 2003 employment agreements were terminated. On November 30, 2004, the Board of Directors of the Company reinstated the April 2, 2003 employment agreements containing the new stock option at a strike price of $0.40 per share as of July 16, 2004 with the President and Vice President/Secretary of the Company. On January 15, 2007, the Board of Directors of the Company changed the stock option at a strike price of $0.12 per share as of January 16, 2007.

INDEX

Salary expense for the years ended December 31, 2006 and 2005 were $520,045 and $474,954, respectively. These salaries are being accrued. On November 30, 2004, the Board of Directors resolved to issue shares of its common stock to the President and to the Vice President/Secretary in exchange for accrued wages valued at $573,375.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the Common Stock ownership of each person and /or group known by the Company to be the beneficial owner of five percent or more of the Company’s Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial. The only class of stock issued is Common.

Name and Address	Amount of Beneficial	Percentage of
of Beneficial Owner	Ownership	Class

Ham Consulting Company. (*)	2,296,125	9.7%
P.O. Box 22157
Lincoln, NE 68542

Richard L. Ham
Carla Aufdenkamp
12 Winding Road	10,994,794 (1)	46.3%
Henderson, NV 89052

All Executive Officers and
Directors as a Group (2)	13,290,919 (1)	56.0%

Dennis Eliassen	2,123,561	8.9%
12 Winding Road
Henderson, NV 89052

(*) Mr. Ham and his wife own 95% of Ham Consulting Co. Reginald L. Chamorre who resides in Belgium and is not active in the management of the Company owns the balance.

(1)	Includes options to purchase 1,905,804 shares of common stock at an exercise price of $2.00 and $0.40 expiring within one year from the date employment ceases.

INDEX

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are and have been no transactions with promoters.

There were no material underwriting discounts and commissions upon the sale of securities by the Company where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

January 6th, March 28th, April 5th and April 27th, 2006, the Company entered into five convertible notes totaling $50,000.00.
On February 10, 2006, the Company entered into a Promissory Note with Envision Capital, LLC totaling $240,000.00. Pursuant to the terms of the note, five hundred thousand (500,000) restricted common shares of the Company are due Envision Capital. The Company has issued 485,714 restricted shares under the note. This note supersedes prior Promissory Notes dated December 23, 2005, January 13, January 19 and January 25, 2006.

In November 2006, the Company agreed to sell 1,363,636 shares of restricted stock to a shareholder for $0.11 per share. On November 13, 2006, the Company was paid $150,000. We relied on the exemption from registration relating to transactions by an issuer that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that, at the time of the sale, the investor was an “accredited investor” under Rule 501 of Regulation D of the Act and had adequate access to information about us.

There were no other transactions involving the purchase or sale of assets other than in the ordinary course of business

There are no parents of this small business Company.

INDEX

ITEM 13. EXHIBITS

(A) Exhibits

3.1	Articles of Incorporation with Amendments filed with the Form 10 SB on December 9, 1999 and incorporated by reference.
3.2	By Laws filed with the Form 10 SB on December 9, 1999 and incorporated by reference
3.3	Amendment to Articles of Incorporation re Preferred stock
3.4	Amended By Laws
4.	Convertible Note @ 10% interest (Form)
4.1	Convertible Note @ 8% interest (Form)
10.1	Employment Agreement dated April 3, 2003 with Mr. Ham
10.2	Employment Agreement dated April 3, 2003 with Ms. Aufdenkamp
10.3	Consulting Agreement (Form)
10.4	Consulting Agreement dated November 18, 2003 with Camden Holdings, Inc.
10.5	Asset and License Purchase Agreement dated March 29, 2004 with U.S. Probe, Inc.
10.6	Agreement and Plan of Merger dated July 9, 2004 with Sutura, Inc.
10.7	Common Stock Purchase Agreement and Registration Rights Agreement dated July 20, 2004 with Fusion Capital Fund II, LLC
10.8	Contract for Services dated August 4, 2004 with Vosnuevo Communication, Inc.
10.9	Contract for Consulting Services dated September 6, 2004 with ERS Consulting
10.10	Promissory Note (form)
10.11	Agreement dated December 1, 2004 with KMA Capital Partners, Ltd.
10.12	Management Consulting Engagement Agreement dated February 7, 2005 with Cochran Edwards and Partners filed with this report
10.13	Market Awareness Engagement Agreement dated February 7, 2005 with Cochran Edwards and Partners
10.14	Equity Referral Agreement dated February 7, 2005 with Cochran Edwards and Partners
10.15	Financial Public Relations Agreement February 7, 2005 with Cochran Edwards and Partners
10.16	Engagement Agreement with Warren White and Curt Newcom dated May 5, 2005
10.17	Finder’s fee agreement with A Mortgage Source International, Inc., d/b/a Investment Consulting Group, Inc. dated July 12, 2005 and a revised finder’s fee agreement dated July 28, 2005.
10.18	Consulting agreement with InvestSource, Inc. dated July 31, 2005.
10.19	Consulting agreement with Christopher Sena of Knight Imaging dated October 1, 2005.
10.20	Consulting agreement with ERS Consulting dated December 13, 2005.
10.21	Promissory Note with Envision Capital, LLC dated February 10th, 2006 for $240,000, which supersedes prior promissory notes dated December 23, 2005, January 13th, January 19th and January 25th, 2006.
10.22 .	Consulting agreement with Christopher Sena of Knight Imaging dated January 5, 2006
10.23	Investment Agreement and a Registration Rights Agreement with Dutchess Private Equities Fund, L.P. dated March 27, 2006.
10.24	Engagement agreement with US EuroSecurities, Inc. dated March 31, 2006.
10.25	Letter of Engagement with TSG Partners, LLC dated May 8, 2006.
10.26	Promissory Note dated May 16, 2006 for $200,000 and Warrant Agreement dated May 11, 2006 for 300,000 restricted shares.
10.27	Agreement with Fisher Enterprises, LLC dated July 13, 2006.
10.28	Agreement with Bankers Financial Mortgage Group, Ltd. dated August 7, 2006.
10.29	Promissory Note dated July 22, 2006 for $2,000.
10.30	Warrant Agreement dated September 28, 2006 for 14,000 restricted shares.
10.31	Warrant Agreement dated September 28, 2006 for 75,500 restricted shares.
10.32	Promissory Note dated September 28, 2006 for $68,570.12 and Warrant Agreement dated September 28, 2006 for 228,567 restricted shares.
10.33	Warrant Agreement dated September 28, 2006 for 11,005 restricted shares.
10.34	Consulting Agreement with Crescent Fund LLC dated November 2, 2006.
10.35	Consulting Agreement with Crescent Fund LLC dated November 2, 2006.
10.36	Promissory Note dated December 5, 2006 for $22,500 and Warrant Agreement dated December 6, 2006 for 59,211 restricted shares.
10.37	*Consulting agreement with NVESTrain dated December 13, 2006.
10.38	* Agreement with Westor Capital Group, Inc. dated February 7, 2007.
10.39	* Promissory Note dated February 13, 2007 for $10,000 and Warrant Agreement dated February 15, 2007, for 80,000 restricted shares.
10.40	* Promissory Note dated February 26, 2007 for $5,000 and Warrant Agreement dated February 26, 2007 for 42,017 restricted shares.
10.41	* Promissory Note dated March 31, 2007 for $40,184.40 and Warrant Agreement dated March 31, 2007, for 401,844 restricted shares.
10.42	* Promissory Note dated April 9, 2007 for $10,000 and Warrant Agreement dated April 10, 2007, for 142,857 restricted shares.
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed with this Report

INDEX

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2006, the Company's principal accountant billed $48,913, for the audit of the Company's annual financial statements. For the year ended December 31, 2005, the Company's prior accountant billed the company approximately $20,834 for the annual audit of the financial statements and for the reviews of the financial statements included in the Company’s Form 10-QSB filings for 2006 and 2005.

Audit-Related Fees

For the fiscal years ended December 31, 2006 and 2005, the Company's principal accountant billed $0 and $0, respectively, and the Company’s prior accountant billed $0 and $0, respectively for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

Tax Fees

For the fiscal years ended December 31, 2006 and 2005, the Company's principal accountant billed $1,188 and $0, respectively, and the Company’s prior accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

For the fiscal years ended December 31, 2006 and 2005, the Company's principal accountant billed $0 and $0, respectively, and the Company’s prior accountant billed $0 and $0, respectively, for products and services other than those described above.

INDEX

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millenium Holding Group, Inc.

April 18, 2007
/s/  Richard L. Ham
Richard L. Ham, Director and President,
Chief Executive Officer, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/  Carla Aufdenkamp
Carla Aufdenkamp
Vice President/ Secretary/ Director

INDEX